Form 10-Q
period 1996-03-31
ORPHAN MEDICAL INC
filed 1996-05-02
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number     0-24760

                              Orphan Medical, Inc.
             (Exact name of registrant as specified in its charter)

          Minnesota                                           41-1784594
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

13911 Ridgedale Drive, Suite 475,
     Minnetonka, MN 55305                               (612) 513-6900
(Address of principal executive offices         (Registrant's telephone number,
         and zip code)                                including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           Yes   __X__   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                      6,039,588
     ----------------------------                      ---------
              (Class)                        (Outstanding at April 29, 1996)



                                      INDEX

                              ORPHAN MEDICAL, INC.
                         (Development Stage Enterprise)


                                                                      Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - March 31, 1996 and December 31,1995.                    3

Statement of Operations - Three month periods ended
 March 31, 1996 and March 31, 1995 and for the period
 January 1, 1993 (inception) through March 31, 1996.                     4

Statement of Cash Flows - Three months ended March 31,
 1996 and March 31, 1995 and for the period January 1,
 1993 (inception) through March 31, 1996.                                5

Notes to Financial Statements                                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.                                                     8

PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.  Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                               10
         Signature                                                      11
         Exhibits -- Exhibit 27 -- for SEC only                         12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)



                                                        March 31,      December 31,
                                                          1996             1995
                                                      ------------    ------------
ASSETS                                                (Unaudited)
Current assets:
   Cash and cash equivalents                          $  1,789,163    $  4,998,332
   Short-term investments                                5,214,645       3,713,983
   Receivable from Chronimed Inc.                           26,241          14,192
   Other receivables                                        71,607          41,790
   Prepaid expenses (Note 9)                               407,893          42,629
                                                      ------------    ------------
Total current assets                                     7,509,549       8,810,926

Property and equipment:
   Office equipment                                        214,144         211,372
   Accumulated depreciation                                (44,944)        (35,502)
                                                      ------------    ------------
                                                           169,200         175,870

Organization costs, net of amortization                        525             566
                                                      ------------    ------------
Total assets                                          $  7,679,274    $  8,987,362
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses              $  1,848,004    $  1,454,081
   Accrued payroll and related taxes                        49,493          39,291
                                                      ------------    ------------
Total current liabilities                                1,897,497       1,493,372

Commitments (Note 8)

Shareholders' equity:
   Common Stock, $.01 par value; 25,000,000 shares
     authorized; 3,739,588 and 3,739,588 shares
     issued and outstanding                                 37,396          37,396
   Additional paid-in capital                           14,648,079      14,648,079
   Deficit accumulated during the development stage     (8,903,698)     (7,191,485)
                                                      ------------    ------------
Total shareholders' equity                               5,781,777       7,493,990
                                                      ------------    ------------
Total liabilities and shareholders' equity            $  7,679,274    $  8,987,362
                                                      ============    ============


SEE ACCOMPANYING NOTES.



                             STATEMENT OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                  Period from
                                   For the Three Months Ended      January 1,
                                   --------------------------   1993 (Inception)
                                    March 31,      March 31,      to March 31,
                                      1996           1995            1996
                                   -----------    -----------    -----------
Operating expenses:
   Research and development        $ 1,382,527    $   614,832    $ 6,857,558
   General and administrative          440,121        252,739      2,691,995
                                   -----------    -----------    -----------
Loss from operations                (1,822,648)      (867,571)    (9,549,553)
                                   -----------    -----------    -----------

Other income
   Interest                            110,435         54,642        645,855
                                   -----------    -----------    -----------

Net loss and deficit accumulated
   during the development stage    $(1,712,213)   $  (812,929)   $(8,903,698)
                                   ===========    ===========    ===========

Net loss per common share          $      (.46)   $      (.69)   $     (4.79)
                                   ===========    ===========    ===========

Weighted average number of
   shares outstanding                3,739,588      1,180,838      1,859,156
                                   ===========    ===========    ===========


SEE ACCOMPANYING NOTES.



                             STATEMENT OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                                     Period from
                                                      For the Three Months Ended   January 1, 1993
                                                     ----------------------------  (Inception) to
                                                      March 31,        March 31,      March 31,
                                                        1996             1995            1996
                                                     ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss                                             $ (1,712,213)   $   (812,929)   $ (8,903,698)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation & amortization                            9,483           4,622          45,227
     Changes in operating assets and liabilities:
       Increase in accounts payable and accruals          404,126         259,911       1,897,498
       Increase in receivables and other                  (41,867)        (16,225)       (107,278)
       Increase in prepaids                              (365,264)       (148,743)       (407,893)
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (1,705,735)       (713,364)     (7,476,144)

INVESTING ACTIVITIES:
   Proceeds from sale of office equipment                    --              --            38,192
   Acquisition of office equipment                         (2,772)         (6,869)       (252,336)
   Purchase of short-term investments                  (1,500,662)           --        (5,214,645)
                                                     ------------    ------------    ------------
Net cash used in investing activities                  (1,503,434)         (6,869)     (5,428,789)

FINANCING ACTIVITIES
   Net proceeds from capital contribution                    --              --         5,000,000
   Net proceeds from stock offering                          --              --         8,801,766
   Operating expenses paid by Chronimed                      --              --           892,330
                                                     ------------    ------------    ------------
Net cash provided by financing activities                    --              --        14,694,096
                                                     ------------    ------------    ------------

Increase in cash and cash equivalents                  (3,209,169)       (720,233)      1,789,163
Cash and cash equivalents at beginning of
   period                                               4,998,332       3,186,328            --
                                                     ============    ============    ============
Cash and cash equivalents at end of
   period                                            $  1,789,163    $  2,466,095    $  1,789,163
                                                     ============    ============    ============

Supplemental cash flow information:
   Interest received                                 $     81,583    $     39,032    $    580,080


SEE ACCOMPANYING NOTES



                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

Orphan Medical, Inc. (the "Company") was formed to acquire, develop, and market important medical products to patients with inadequately treated or uncommon diseases. The Company is the successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. ("Chronimed"). In July 1994, Chronimed contributed the assets and personnel of its Orphan Medical Division, together with the rights to several pharmaceutical products in development, to the Company. In October 1994, Chronimed distributed the shares of the Company's Common Stock to the shareholders of Chronimed.

The financial statements are presented as if the Company had been a stand-alone company as of its inception date of January 1, 1993, which is the date the Company was formed as a division of Chronimed. The assets and liabilities recorded are those which were transferred from Chronimed to the Company at the effective date of the spin-off. These financial statements do not necessarily represent the results that would have been obtained by the Company on a stand-alone basis for the period prior to July 2, 1994.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Form 10-K filing for the fiscal year ended December 31, 1995.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

3. CHANGE IN FISCAL YEAR

The Company changed its fiscal year ending June 30 to a calendar year ending December 31. This change resulted in a shortened fiscal year of six months, July 1, 1995 to December 31, 1995.

4. LOSS PER SHARE

Loss per share is based upon the weighted average number of shares outstanding during the respective periods. Common stock equivalents are not included as their effect is anti-dilutive.

5. CASH EQUIVALENTS

The Company considers all highly liquid investments, consisting of U.S. government agency securities and investment grade commercial paper, with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market value.

6. SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments, consisting of U.S. government agency securities and investment grade commercial paper, with remaining maturities of more than 90 days, but less than one year, when purchased to be short-term investments. Short-term investments are carried at cost plus accrued interest, which approximates market value, with no resulting unrealized gains or losses recognized. The Company has classified its short-term investments as available-for-sale.

7. STOCK OPTIONS

In October 1995, shareholders approved the 1994 Stock Option Plan, pursuant to which 1,250,000 shares of Common Stock are reserved for issuance to employees, directors, and consultants.

The following table summarizes all option grants through March 31, 1996 (unaudited):

                                     Shares                                  Exercise
                                    Reserved       Options                     Price
                                   for Options   Outstanding  Exercisable    Per Share
                                   ----------    ----------   ----------   -------------
Balance at July 1, 1994                  --            --           --              --
   Reserved - August 1994           1,250,000          --           --              --
   Granted or became exercisable   (1,044,500)    1,044,500      151,900   $4.19 - $5.00
                                   ----------    ----------   ----------
Balance at June 30, 1995              205,500     1,044,500      151,900
   Granted or became exercisable     (189,500)      189,500      286,100   $5.00 - $7.63
                                   ----------    ----------   ----------
Balance at December 31, 1995           16,000     1,234,000      438,000
   Granted or became exercisable       (3,000)        3,000         --         $8.50
                                   ----------    ----------   ----------
Balance at March 31, 1996              13,000     1,237,000      438,000   $4.19 - $8.50
                                   ==========    ==========   ==========


8. COMMITMENTS

The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, license and research agreements and agreements with Chronimed. Fees paid or accrued under agreements with contract drug development and technical service companies totaled approximately $952,000 for the three months ended March 31, 1996. At March 31, 1996, the Company expects to incur approximately $2,153,000 of additional expenditures in subsequent periods under these existing commitments.

9. PUBLIC OFFERING

At March 31, 1996, the Company has incurred approximately $270,000 in expenditures related to the sale of 2.3 million shares of its Common Stock. These expenditures have been capitalized and included in "prepaid expenses" on the balance sheet. The Company intends to net these expenditures against the proceeds received from the public offering. See Item 5.

10. RECLASSIFICATIONS

Certain amounts presented for three months ended March 31, 1995 have been reclassified in order to conform to the three months ended March 31, 1996 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition ands Results of Operations

GENERAL

Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed Inc.. The activities of the Orphan Medical Division, formed in January 1993, and the Company, since its incorporation, have primarily related to acquisition of products for development, hiring of personnel required to implement the Company's business plan, and commencement of development activities. As of March 31, 1996, approximately $7,476,144 of cash has been used to fund operating activities since January 1, 1993 (inception). The Company has had no revenues from the sale of its products to date and does not expect to have any such revenues until at least late 1996.

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

Research and development expenses increased from $614,832 (71% of the total loss from operations) for the three months ended March 31, 1995 to $1,382,527 (76% of the total loss from operations) for the three months ended March 31, 1996. The $767,695 increase is largely attributable to outside development expenditures, principally clinical programs, toxicology, and drug manufacturing costs for Caprogel(TM) topical gel, Antizol(TM) for injection, Busulfanex(TM) for injection, and Xyrem(TM). This increase reflects increased spending for several products for which the Company filed NDAs in late 1995 and for which it expects to file NDAs in 1996. As of March 31, 1996, the Company had thirteen products under development; whereas ten products were under development as of March 31, 1995. Research and development expenditures will likely continue to fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of preclinical and clinical development programs. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures, and the availability of funding.

General and administrative expenses increased from $252,739 (29% of the total loss from operations) for the three months ended March 31, 1995 to $440,121 (24% of the total loss from operations) for the three months ended March 31, 1996. The $187,382 increase is principally due to adding staff and a bonus arrangement.

Other income increased from $54,642 for the three months ended March 31, 1995 to $110,435 for the three months ended March 31, 1996. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public offering of Common Stock in May 1995. Other income will continue to fluctuate from quarter to quarter and from year to year depending principally on the amount of funds available for investment.

Net losses for the three months ended March 31, 1996 and for the three months ended March 31, 1995 were $(1,712,213) and $(812,929), respectively. Net losses per common share for these respective periods were $(.46) and $(.69), based on weighted average number of common shares outstanding of 3,739,588 and 1,180,838, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company collected in full a $5,000,000 receivable from Chronimed (plus interest thereon) in 1994. In May 1995, the Company completed a public offering in which it sold 2,225,000 shares of Common Stock for $4.00 per share. In June 1995, the Company sold an additional 333,750 shares of Common Stock in the public offering for $4.00 per share pursuant to the underwriters' over-allotment option.

Net proceeds of the 1995 public offering were $8,801,766 after commissions and expenses. The Company has financed its operations to date from the receivable collected from Chronimed, the net proceeds from the 1995 public offering, and interest income. The Company has used approximately $7,476,144 to fund operations from inception through March 31, 1996. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from inception through July 1, 1994. Thereafter, the Company has used approximately $6,650,081 to fund operations.

The Company's future commitments for consulting, drug development, and technical services increased from $1,839,000 at December 31, 1995 to $2,153,000 at March 31, 1996. See Note 8 of the notes to Financial Statements.

Net working capital (current assets less current liabilities) decreased from $7,317,554 at December 31, 1995 to $5,612,052 at March 31, 1996. Total current assets (primarily cash, cash equivalents, and short-term investments) decreased from $8,810,926 at December 31, 1995 to $7,509,549 at March 31, 1996.

Subsequent to March 31, 1996, the Company completed the sale of 2,300,000 shares of its Common Stock pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 17, 1996. This sale resulted in the Company collecting cash proceeds of $15,016,500 on April 23, 1996. The cash proceeds from this sale are not reflected in the financial statements or in net working capital at March 31, 1996. The Company believes that, after giving effect to the additional cash proceeds from this sale of Common Stock, it will have sufficient capital to fully implement its current product development schedule at least through the next twenty four months.


                          PART II -- OTHER INFORMATION

Item 5.  Other Information

On April 18, 1996, the Company announced the sale of 2,300,000 shares of its Common Stock at $7.125 per share pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 17, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27 -- Financial Data Schedule -- for SEC only

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                Orphan Medical, Inc.
                                                     Registrant


Date  April 30, 1996                            By  /s/ David A. Feste
      --------------                                ------------------
                                                      David A. Feste
                                                  Chief Financial Officer
                                              (principal accounting officer
                                             and principal financial officer)