Form 10-Q
period 1996-06-30
ORPHAN MEDICAL INC
filed 1996-08-09
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[ X ]   Quarterly Report pursuant Section 13 or 15(d) of the Securities

        Exchange Act of 1934 for the quarterly period ended June 30, 1996


[   ]   Transition report pursuant to section 13 or 15(d) of the Securities

        Exchange Act of 1934 for the transition period from         to

        Commission File Number 0-24760


                              Orphan Medical, Inc.
             (Exact name of registrant as specified in its charter)


           Minnesota                                     41-1784594
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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
           Yes    X               No
               -------               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                6,039,588
- ----------------------------                                ---------
         (Class)                                 (Outstanding at August 5, 1996)



                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                         (Development Stage Enterprise)

                                                                                               Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Balance Sheets - June 30, 1996 and December 31, 1995.                                             3

Statements of Operations - Three month and six month periods ended June 30, 1996 and June 30, 1995 and for the period January 1, 1993 (inception) through June
30, 1996.                                                                                         4

Statements of Cash Flows - Six months ended June 30, 1996 and June 30, 1995 and for the
period January 1, 1993 (inception) through June 30, 1996.                                         5

Notes to Financial Statements                                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                       8


PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.  Other Information                                                                       10

Item 6.  Exhibits and Reports on Form 8-K                                                        11

         Signature                                                                               12



Elliotts B(TM) solution (buffered intrathecal electrolyte/dextrose injection), Antizol-Vet(TM) (fomepizole) for injection, Xyrem(TM) (gamma hydroxybutyrate), Cystadane(TM) (betaine anhydrous for oral solution), and Orphan Medical, Inc.(R) are registered trademarks of Orphan Medical, Inc.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)


                                                                     June 30,      December 31,
                                                                       1996            1995
                                                                  ------------     ------------
ASSETS                                                            (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                      $  3,168,443     $  5,029,682
   Short-term investments                                           17,319,027        3,719,555
   Receivable from Chronimed Inc.                                        9,756           14,192
   Other receivables                                                    15,820            4,868
   Prepaid expenses                                                    115,832           42,629
                                                                  ------------     ------------
Total current assets                                                20,628,878        8,810,926

Property and equipment:
   Office equipment                                                    257,363          211,372
   Accumulated depreciation                                            (55,089)         (35,502)
                                                                  ------------     ------------
                                                                       202,274          175,870

Organization costs, net of amortization                                    485              566
                                                                  ------------     ------------
Total assets                                                      $ 20,831,637     $  8,987,362
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $  1,462,874     $  1,454,081
   Accrued payroll and related taxes                                    52,689           39,291
                                                                  ------------     ------------
Total current liabilities                                            1,515,563        1,493,372

Commitments (Note 8)

Shareholders' equity:
   Common Stock, $.01 par value; 25,000,000 shares authorized;
     6,039,588 and 3,739,588 shares issued and outstanding              60,396           37,396
   Additional paid-in capital                                       29,459,980       14,648,079
   Deficit accumulated during the development stage                (10,204,302)      (7,191,485)
                                                                  ------------     ------------
Total shareholders' equity                                          19,316,074        7,493,990
                                                                  ------------     ------------
Total liabilities and shareholders' equity                        $ 20,831,637     $  8,987,362
                                                                  ============     ============


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED
FINANCIAL STATEMENTS AT THE DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND
FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE
FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.


                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                                             Period from
                                                                                           January 1, 1993
                          For the Three Months Ended          For the Six Months Ended       (Inception)
                        -----------------------------     -----------------------------           to
                          June 30,          June 30,         June 30,         June 30,         June 30,
                            1996              1995             1996             1995             1996
                        ------------     ------------     ------------     ------------    ----------------
Operating expenses:
    Research and
      development       $  1,089,032     $  1,070,682     $  2,471,559     $  1,685,514     $  7,946,590
    General and
      administrative         447,024          345,681          887,145          623,040        3,139,019
                        ------------     ------------     ------------     ------------     ------------
Loss from operations      (1,536,056)      (1,416,363)      (3,358,704)      (2,308,554)     (11,085,609)
                        ------------     ------------     ------------     ------------     ------------

Other income (expense)
    Interest income          235,452           69,495          345,887          148,758          881,307
                        ------------     ------------     ------------     ------------     ------------

Net loss and deficit
  accumulated during
  the development stage $ (1,300,604)    $ (1,346,868)    $ (3,012,817)    $ (2,159,796)    $(10,204,302)
                        ============     ============     ============     ============     ============

Net loss per common
  share                 $       (.24)    $       (.60)    $       (.65)    $      (1.26)    $      (4.82)
                        ============     ============     ============     ============     ============

Weighted average
  number of shares
  outstanding              5,483,544        2,239,547        4,611,566        1,713,117        2,117,432
                        ============     ============     ============     ============     ============

SEE ACCOMPANYING NOTES.



                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                           Period from
                                                         For the Six Months Ended        January 1, 1993
                                                      ------------------------------     (Inception) to
                                                        June 30,         June 30,           June 30,
                                                          1996             1995               1996
                                                      -------------    -------------    ----------------
OPERATING ACTIVITIES:
Net loss                                              $ (3,012,817)    $ (2,159,797)    $(10,204,302)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation & amortization                            19,668           11,145           55,412
     Changes in operating assets and liabilities:
       Increase in accounts payable and accruals            22,192          370,442        1,515,564
       Increase in receivables and other                  (102,674)         (20,793)        (136,736)
       Increase in prepaids                                (73,203)         (36,050)        (115,832)
                                                      ------------     ------------     ------------
Net cash used in operating activities                   (3,146,834)      (1,835,053)      (8,885,894)

INVESTING ACTIVITIES:
   Proceeds from sale of office equipment                       --               --           38,192
   Acquisition of office equipment                         (45,992)         (59,431)        (295,556)
   Purchases of short-term investments                 (18,717,959)                      (24,895,291)
   Maturities of short-term investments                  5,214,645          787,201        7,677,995
                                                      ------------     ------------     ------------
Net cash used in investing activities                  (13,549,306)         727,770      (17,474,660)

FINANCING ACTIVITIES:
   Net proceeds from capital contribution                       --               --        5,000,000
   Net proceeds from stock offerings                    14,834,901        8,801,766       23,636,667
   Operating expenses paid by Chronimed                         --               --          892,330
                                                      ------------     ------------     ------------
Net cash provided by financing activities               14,834,901        8,801,766       29,528,997
                                                      ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents        (1,861,239)       7,694,483        3,168,443
Cash and cash equivalents at beginning of
   period                                                5,029,682        3,186,328               --
                                                      ============     ============     ============
Cash and cash equivalents at end of
   period                                             $  3,168,443     $ 10,880,811     $  3,168,443
                                                      ============     ============     ============

Supplemental cash flow information:
   Interest received                                  $    273,549     $    139,884     $    772,046

SEE ACCOMPANYING NOTES



                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

Orphan Medical, Inc. (the "Company") is a development stage company formed to acquire, develop, and market products of high medical value intended to address inadequately treated or uncommon diseases of distinct patient populations treated by health care specialists. The Company is the successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. ("Chronimed") from January 1, 1993 (inception) to July 1, 1994.

The financial statements are presented as if the Company had been a stand-alone company as of January 1, 1993, which is the date the Company was formed as a division of Chronimed. The Statements of Operations include the loss from operations of the Orphan Medical Division from January 1, 1993 through July 1, 1994 and the loss from operations of the Company as an independent company from July 2, 1994 through June 30, 1996. These financial statements do not necessarily represent the results that would have been obtained by the Company on a stand-alone basis for the period prior to July 2, 1994.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Form 10-K filing for the year ended December 31, 1995.


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

The following table summarizes all option grants through June 30, 1996 (unaudited):


                                           Shares Reserved         Options                       Exercise Price
                                             for Options         Outstanding     Exercisable       Per Share
                                           ---------------       -----------     -----------     --------------
Balance at July 1, 1994                               -                  -               -                   -
   Reserved - August 1994                     1,250,000                  -               -                   -
   Granted or became exercisable             (1,044,500)         1,044,500         151,900       $4.19 - $5.00
                                             ----------          ---------         -------
Balance at June 30, 1995                        205,500          1,044,500         151,900
   Granted or became exercisable               (189,500)           189,500         286,100       $5.00 - $7.63
                                             ----------          ---------         -------
Balance at December 31, 1995                     16,000          1,234,000         438,000
   Granted or became exercisable                 (3,000)             3,000          17,833          $5.00
   Canceled                                       3,000             (3,000)              -
                                             ----------          ---------         -------
Balance at June 30, 1996                         16,000          1,234,000         455,833       $4.19 - $7.63
                                             ==========          =========         =======


8. COMMITMENTS

The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, license and research agreements, and agreements with Chronimed. Fees paid or accrued under agreements with contract drug development and technical service companies totaled approximately $881,000 for the three months ended June 30, 1996. At June 30, 1996, the Company expects to incur approximately $3,945,000 of additional expenditures in subsequent periods under these existing commitments.


9. PUBLIC OFFERING

The Company completed a public offering of Common Stock on April 23, 1996, pursuant to which it sold 2,300,000 shares of Common Stock at $7.125 per share, before commissions and expenses. The offering provided approximately $14,834,000 in net cash proceeds to the Company.

10. RECLASSIFICATIONS

Certain amounts presented for three and six months ended June 30, 1995 have been reclassified in order to conform to the three and six months ended June 30, 1996 presentation. In addition, certain amounts presented for the year ended December 31, 1995 and for the period January 1, 1993 (inception) through June 30, 1996 have been reclassified in order to conform to the three and six months ended June 30, 1996 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. The activities of the Orphan Medical Division, formed in January 1993, and the Company, since its incorporation, have primarily related to acquisition of products for development, hiring of personnel required to implement the Company's business plan, and commencement of development activities. As of June 30, 1996, approximately $8,886,000 of cash has been used to fund operating activities since January 1, 1993 (inception). The Company has had no revenues from the sale of its products to date and does not expect to have any such revenues until at least late 1996. However, the Company will not be permitted to market any prescription product it may develop in any jurisdiction in which the product does not receive regulatory approval. In addition, the Company is dependent upon others for the physical distribution of its products (see Item
5).


THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

Research and development expenses increased from $1,070,682 (76% of the total loss from operations) for the three months ended June 30, 1995 to $1,089,032 (71% of the total loss from operations) for the three months ended June 30, 1996. The $18,350 increase is not as large as increases incurred in prior quarters, principally because of lower levels of development spending on products presently being reviewed by the Food and Drug Administration (the "FDA") and from terminating the development of glucaric acid. As of June 30, 1996, the Company had three applications for marketing approval pending with the FDA; whereas the Company had not filed any applications for marketing approval with the FDA as of June 30, 1995. Research and development expenditures will likely continue to fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of preclinical and clinical development programs. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures, and the availability of funding.

General and administrative expenses increased from $345,681 (24% of the total loss from operations) for the three months ended June 30, 1995 to $447,024 (29% of the total loss from operations) for the three months ended June 30, 1996. The $101,343 increase is principally due to adding staff.

Other income increased from $69,495 for the three months ended June 30, 1995 to $235,452 for the three months ended June 30, 1996. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public offering of Common Stock in May 1995 and April 1996. Other income will continue to fluctuate from quarter to quarter and from year to year depending principally on the amount of funds available for investment.

Net losses for the three months ended June 30, 1996 and for the three months ended June 30, 1995 were $(1,300,604) and $(1,346,868), respectively. Net losses per common share for these respective periods were $(.24) and $(.60), based on weighted average number of common shares outstanding of 5,483,544 and 2,239,547, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, and interest income. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,667.

The Company has used $8,885,895 to fund operations from January 1, 1993 (inception) through June 30, 1996. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from January 1, 1993 through July 1, 1994. Thereafter, the Company has used $8,059,832 to fund operations.

Net working capital (current assets less current liabilities) increased from $7,317,554 at December 31, 1995 to $19,113,315 at June 30, 1996. Total current assets (primarily cash, cash equivalents, and short-term investments) increased from $8,810,926 at December 31, 1995 to $20,628,878 at June 30, 1996.

The Company's commitments for consulting, drug development, and technical services increased from $1,839,000 at December 31, 1995 to $3,945,000 at June 30, 1996 (also see Note 8 to the Financial Statements). As a result, the Company expects development expenses to increase in the second half of 1996 as current clinical programs advance and new clinical programs are initiated. A significant portion of the Company's proposed development expenditures relate to Xyrem(TM). In order to limit its potential financial commitment on this product, the Company is currently exploring several options that could reduce the Company's future cash funding requirements for this product. The Company believes that it will have sufficient capital to fully implement its planned development schedule at least through the first quarter of 1998.


                           PART II - OTHER INFORMATION

Item 5.  Other Information

The Company has a Marketing and Distribution Agreement that grants Chronimed exclusive domestic distribution rights with respect to certain of its products. The Company has determined that two of these products, Elliotts B(TM) solution and Antizol-Vet(TM), which have applications for marketing approval pending before the FDA, can be more effectively distributed by a hospital distribution company and a distributor of veterinary products, respectively, instead of Chronimed. The Company has, therefore, agreed to pay Chronimed a royalty in consideration for releasing the Company from the provision in the Marketing and Distribution Agreement granting Chronimed exclusive domestic distribution rights with respect to these two products (see Exhibit 10.39). In addition, the Company and Chronimed are currently discussing Chronimed's distribution rights and obligations relating to Cystadane(TM), and may further amend the Marketing and Distribution Agreement with respect to this product in order to provide for its optimal distribution. Further, the Company and Chronimed will continue to evaluate the distribution requirements for other products, including remaining products for which Chronimed has exclusive domestic distribution rights.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

                                  EXHIBIT INDEX
                                                                                             Method of
 Exhibit Number                        Description                                            Filing
 --------------                        -----------                                           ---------
      10.39        Agreement between OMI and Chronimed dated June 3, 1996 to amend        Filed herewith
                   Marketing and Distribution Agreement dated July 2, 1994.

       27          Financial Data Schedule - For SEC EDGAR filing                         Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Orphan Medical, Inc.
                                        --------------------------------------
                                        Registrant


Date  August 7, 1996                    By  /s/ David A. Feste
      ------------------------------        ----------------------------------
                                            David A. Feste
                                            Chief Financial Officer
                                            (principal accounting officer
                                            and principal financial officer)