Form 10-Q
period 1996-09-30
ORPHAN MEDICAL INC
filed 1996-11-08
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number     0-24760
                        ----------


                              Orphan Medical, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                  41-1784594
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 13911 Ridgedale Drive, Suite 475,
        Minnetonka, MN 55305                              (612) 513-6900
---------------------------------------         --------------------------------
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
      Yes __X__   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                        6,039,588
   ----------------------------            ---------------------------------
            (Class)                        (Outstanding at November 5, 1996)



                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                         (Development Stage Enterprise)

                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 1996 and December 31, 1995.             3

Statements of Operations - Three month and nine month periods ended September 30, 1996 and September 29, 1995 and for the
period January 1, 1993 (inception) through September 30, 1996.         4

Statements of Cash Flows - Nine months ended September 30,
1996 and September 29, 1995 and for the period January 1,
1993 (inception) through September 30, 1996.                           5

Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    8


PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.  Other Information                                            10

Item 6.  Exhibits and Reports on Form 8-K                             10

          Signature                                                   12


Antizol(TM) (fomepizole) for injection, Antizol-Vet(TM) (fomepizole) for injection, Caprogel(TM) (aminocaproic acid) topical gel, Colomed(TM) (short chain fatty acids) enema, Cystadane(TM) (betaine anhydrous for oral solution), Busulfanex(TM) (busulfan) for injection, Elliotts B(TM) Solution (buffered intrathecal electrolyte/dextrose injection), Xyrem(TM) (gamma hydroxybutyrate), Sucraid(TM) (B-D-fructofuranoside fructohydrolase) oral solution, Intrachol(TM) (choline chloride) for injection, and Orphan Medical, Inc.(R) are registered trademarks of Orphan Medical, Inc.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)



                                                                  September 30,    December 31,
                                                                      1996             1995
                                                                  ------------     ------------
       ASSETS                                                      (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                      $  2,974,557     $  5,029,682
   Short-term investments                                           15,267,685        3,719,555
   Receivable from Chronimed Inc.                                       10,000           14,192
   Other receivables                                                    69,214            4,868
   Prepaid expenses                                                     73,052           42,629
                                                                  ------------     ------------
Total current assets                                                18,394,508        8,810,926
                                                                  ------------     ------------

Property and equipment:
   Office equipment                                                    328,706          211,372
   Accumulated depreciation                                            (68,011)         (35,502)
                                                                  ------------     ------------
                                                                       260,695          175,870

Organization costs, net of amortization                                    445              566
                                                                  ------------     ------------
Total assets                                                      $ 18,655,648     $  8,987,362
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $  1,483,029     $  1,454,081
   Accrued payroll and related taxes                                    58,044           39,291
                                                                  ------------     ------------
Total current liabilities                                            1,541,073        1,493,372

Commitments

Shareholders' equity:
   Common Stock, $.01 par value; 25,000,000 shares authorized;
     6,039,588 and 3,739,588 shares issued and outstanding              60,396           37,396
   Additional paid-in capital                                       29,459,980       14,648,079
   Deficit accumulated during the development stage                (12,405,801)      (7,191,485)
                                                                  ------------     ------------
Total shareholders' equity                                          17,114,575        7,493,990
                                                                  ------------     ------------
Total liabilities and shareholders' equity                        $ 18,655,648     $  8,987,362
                                                                  ============     ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED
FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION
AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE
FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.


                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                                      Period from
                                                                                                       January 1,
                             For the Three Months Ended            For the Nine Months Ended              1993
                          --------------------------------      --------------------------------     (Inception) to
                          September 30,      September 29,      September 30,      September 29,      September 30,
                              1996               1995               1996                1995              1996
                          -------------      -------------      -------------      -------------      -------------
Operating expenses:
    Research and
      development         $  1,842,704       $    996,143       $  4,314,263       $  2,681,657       $  9,789,294
    General and
      administrative           628,733            416,340          1,515,878          1,039,380          3,767,752
                          ------------       ------------       ------------       ------------       ------------
Loss from operations        (2,471,437)        (1,412,483)        (5,830,141)        (3,721,037)       (13,557,046)

Other income
(expense)
    Interest income            269,938            154,302            615,825            303,060          1,151,245
                          ------------       ------------       ------------       ------------       ------------

Net loss and deficit
  accumulated during
  the development stage   $ (2,201,499)      $ (1,258,181)      $ (5,214,316)      $ (3,417,977)      $(12,405,801)
                          ============       ============       ============       ============       ============

Net loss per common
  share                   $       (.36)      $       (.34)      $      (1.02)      $      (1.43)      $      (5.21)
                          ============       ============       ============       ============       ============

Weighted average
  number of shares
  outstanding                6,039,588          3,739,588          5,091,048          2,396,030          2,381,010
                          ============       ============       ============       ============       ============

SEE ACCOMPANYING NOTES.



                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                        Period from
                                                       For the Nine Months Ended      January 1, 1993
                                                     ------------------------------   (Inception) to
                                                     September 30,    September 29,    September 30,
                                                         1996             1995             1996
                                                     -------------    -------------   ---------------
OPERATING ACTIVITIES:
Net loss                                              $ (5,214,316)    $ (3,417,977)    $(12,405,801)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation & amortization                            32,631           20,032           68,375
     Changes in operating assets and liabilities:
       Increase in accounts payable and accruals            47,701          860,381        1,541,073
       Increase in receivables and other                  (316,447)         (32,390)        (350,528)
       Increase in prepaids                                (30,423)         (62,658)         (73,053)
                                                      ------------     ------------     ------------
Net cash used in operating activities                   (5,480,854)      (2,632,612)     (11,219,934)

INVESTING ACTIVITIES:
   Proceeds from sale of office equipment                     --               --             38,192
   Acquisition of office equipment                        (117,334)         (85,081)        (366,898)
   Purchases of short-term investments                 (18,717,959)      (1,676,149)     (24,895,291)
   Maturities of short-term investments                  7,426,121          787,221        9,889,491
                                                      ------------     ------------     ------------
Net cash used in investing activities                  (11,409,172)        (974,009)     (15,334,506)

FINANCING ACTIVITIES:
   Net proceeds from capital contribution                     --               --          5,000,000
   Net proceeds from stock offerings                    14,834,901        8,801,766       23,636,667
   Operating expenses paid by Chronimed                       --               --            892,330
                                                      ------------     ------------     ------------
Net cash provided by financing activities               14,834,901        8,801,766       29,528,997
                                                      ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents        (2,055,125)       5,195,145        2,974,557
Cash and cash equivalents at beginning of
   period                                                5,029,682        3,186,328             --
                                                      ------------     ------------     ------------
Cash and cash equivalents at end of
   period                                             $  2,974,557     $  8,381,473     $  2,974,557
                                                      ============     ============     ============

Supplemental cash flow information:
   Interest received                                  $    386,968     $    279,830     $    885,465


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Form 10-K filing for the year ended December 31, 1995.

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

4. CASH EQUIVALENTS

The Company considers all highly liquid investments, consisting of U.S. government agency securities and investment grade commercial paper, with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market value.

5. SHORT-TERM INVESTMENTS

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

6. STOCK OPTIONS

In October 1995, shareholders approved the 1994 Stock Option Plan, pursuant to which 1,250,000 shares of Common Stock are reserved for issuance to employees, directors, and consultants.

The following table summarizes all option grants through September 30, 1996 (unaudited):

                                       Shares                                      Exercise
                                   Reserved for      Options                      Price Per
                                      Options      Outstanding     Exercisable      Share
                                   -------------   -----------     -----------  -------------
Balance at July 1, 1994                   --             --             --            --
   Reserved - August 1994            1,250,000           --             --            --
   Granted or became exercisable    (1,044,500)     1,044,500        151,900    $4.19 - $5.00
                                    ----------     ----------      ----------
Balance at June 30, 1995               205,500      1,044,500        151,900
   Granted or became exercisable      (189,500)       189,500        286,100    $5.00 - $7.63
                                    ----------     ----------      ----------
Balance at December 31, 1995            16,000      1,234,000        438,000
   Granted or became exercisable       (26,500)        26,500        166,433    $5.00 - $8.50
   Canceled                             16,000        (16,000)          --
                                    ----------     ----------      ----------
Balance at September 30, 1996            5,500      1,244,500        604,433    $4.19 - $7.63
                                    ==========     ==========      ==========

7. COMMITMENTS

The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, license and research agreements, and agreements with Chronimed. Fees paid or accrued under agreements with contract drug development and technical service companies totaled approximately $1,583,000 for the three months ended September 30, 1996. At September 30, 1996, the Company expects to incur approximately $3,510,000 of additional expenditures in subsequent periods under these existing commitments. Commitments for development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of preclinical and clinical development programs.

8. RECLASSIFICATIONS

Certain amounts presented for three and nine months ended September 29, 1995 have been reclassified in order to conform to the three and nine months ended September 30, 1996 presentation. In addition, certain amounts presented for the year ended December 31, 1995 and for the period January 1, 1993 (inception) through September 30, 1996 have been reclassified in order to conform to the three and nine months ended September 30, 1996 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Orphan Medical, Inc. (the "Company") was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. The activities of the Orphan Medical Division, formed in January 1993, and the Company, since its incorporation, have primarily related to acquisition of products for development, hiring of personnel required to implement the Company's business plan, and commencement of development activities. As of September 30, 1996, approximately $11,220,000 of cash has been used to fund operating activities since January 1, 1993 (inception). The Company has had no revenues from the sale of its products to date. Since September 27, 1996, the Company received clearance from the Food and Drug Administration (the "FDA") to market Cystadane and Elliotts B Solution, but it does not expect any revenues from these products until late in the fourth quarter of 1996. In addition, the Company is dependent upon others for the physical distribution of its products (see Item 5).

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 29, 1995

Research and development expenses increased from $996,143 (71% of the total loss from operations) for the three months ended September 29, 1995 to $1,842,704 (75% of the total loss from operations) for the three months ended September 30, 1996. The $846,561 increase is largely attributable to outside development expenditures, principally drug manufacturing costs for products, clinical programs and toxicology, as well as salary costs attributable to additional development personnel. As of September 30, 1996, the Company had submitted three applications with the FDA for marketing approval and received clearance on two of these applications; whereas the Company had not submitted any applications for marketing approval with the FDA as of September 29, 1995. Research and development expenditures will likely continue to fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of preclinical and clinical development programs. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures, and the availability of funding.

General and administrative expenses increased from $416,340 (29% of the total loss from operations) for the three months ended September 29, 1995 to $628,733 (25% of the total loss from operations) for the three months ended June 30, 1996. The $212,393 increase is principally due to adding marketing and regulatory staff.

Other income increased from $154,302 for the three months ended September 29, 1995 to $269,938 for the three months ended September 30, 1996. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public offering of Common Stock in May 1995 and April 1996. Other income is expected to decline as currently invested funds are used to fund development activities.

Net losses for the three months ended September 30, 1996 and for the three months ended September 29, 1995 were $(2,201,499) and $(1,258,181), respectively. Net losses per common share for these respective periods were $(.36) and $(.34), based on weighted average number of common shares outstanding of 6,039,588 and 3,739,588, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, and interest income. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,667.

The Company has used $11,219,934 to fund operations from January 1, 1993 (inception) through September 30, 1996. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from January 1, 1993 through July 1, 1994. Thereafter, the Company has used $10,393,871 to fund operations.

Net working capital (current assets less current liabilities) increased from $7,317,554 at December 31, 1995 to $16,853,435 at September 30, 1996. Total
current assets (primarily cash, cash equivalents, and short-term investments) increased from $8,810,926 at December 31, 1995 to $18,394,508 at September 30, 1996.

The Company's commitments for outside development spending increased from $1,839,000 at December 31, 1995 to $3,510,000 at September 30, 1996 (also see
Note 7 to the Financial Statements). As a result, the Company expects development expenditures to increase. The Company estimates that a significant portion of its future commitments for proposed development expenditures will relate to Xyrem. In order to limit its potential financial commitment on this product, the Company is currently exploring several options that could reduce the Company's future cash funding requirements for this product. The Company believes that it will have sufficient capital to fully implement its planned development schedule at least through the first quarter of 1998.

Prospective investors are cautioned that the statements in this periodic report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the cautionary statements filed as an exhibit to this report. See Item 5.


                           PART II - OTHER INFORMATION

Item 5.  Other Information

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to this report.

The Company has a Marketing and Distribution Agreement (the "Agreement") that grants Chronimed exclusive domestic distribution rights with respect to certain of its products. The Company and Chronimed have agreed to amend the Agreement with respect to Cystadane, which has received marketing approval from the FDA. The amended Agreement (the "Cystadane Agreement"), which is filed as Exhibit 10.40, is expected to optimize the distribution of Cystadane by allowing each company to focus on their respective strengths. Further, the Company and Chronimed will continue to evaluate the distribution requirements for the Company's other products, including remaining products for which Chronimed has exclusive domestic distribution rights. The Company is presently negotiating distribution agreements with other companies for Elliotts B Solution and Antizol-Vet, which are products that Chronimed previously agreed would be more effectively distributed by a hospital distribution company and a distributor of veterinary products, respectively.

On October 2, 1996, the Company announced that it has been awarded grants totaling over $1.3 million to support four of the Company's development projects. At September 30, 1996, the Company had not collected nor had it sought reimbursement under any of these grants. The Company expects to begin receiving reimbursements during the fourth quarter of 1996. When collected, the Company shall account for the grant awards as a reduction of research and development expense.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

                                  EXHIBIT INDEX
  Exhibit                                                      Sequentially
  Number                         Description                   Numbered Page
-------------- ---------------------------------------------- --------------
  10.40        Cystadane Agreement between the Company and
               Chronimed dated October 11, 1996.                    13

-------------- ---------------------------------------------- --------------
    27         Financial Data Schedule - For SEC EDGAR filing       22

-------------- ---------------------------------------------- --------------
    99         Cautionary Statements                                23

-------------- ---------------------------------------------- --------------

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Orphan Medical, Inc
                                                 -------------------
                                                      Registrant


        Date  November 8, 1996            By     /s/ David A. Feste
              ----------------               ---------------------------------
                                                   David A. Feste
                                               Chief Financial Officer
                                               (principal accounting
                                               officer and principal
                                                 financial officer)