Form 10-Q/A
period 1996-09-30
ORPHAN MEDICAL INC
filed 1996-12-05
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A



 Amendment No. 1 to the Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,1996


Commission File Number          0-24760


                              ORPHAN MEDICAL, INC.

             (Exact name of registrant as specified in its charter)



           Minnesota                                   41-1784594
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


13911 Ridgedale Drive, Suite 475,
    Minnetonka, MN 55305                                  (612) 513-6900
(Address of principal executive                  (Registrant's telephone number,
    offices and zip code)                             including area code)

STATEMENT TO BE INCLUDED IN THE FORM 10-Q

         The purpose of this amendment No. 1 to Form 10-Q, filed by Orphan Medical, Inc. on November 8, 1996, is to amend the Exhibit Index to reflect that portions of Exhibit Number 10.40 have been omitted pursuant to a request for confidential treatment. The page containing the amended Exhibit Index is included in this Form 10-Q/A.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

                                  EXHIBIT INDEX

Exhibit                                                            Sequentially
Number   Description                                               Numbered Page

10.40             Cystadane Agreement between the Company and           13
                  Chronimed dated October 11, 1996 (NOTE:
                  PORTIONS OF THE EXHIBIT HAVE BEEN
                  OMITTED PURSUANT TO A REQUEST FOR
                  CONFIDENTIAL TREATMENT)

27                Financial Data Schedule -- For SEC EDGAR Filing       22

99                Cautionary Statements                                 23

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Orphan Medical, Inc.
                                                     ---------------------------
                                                     Registrant


Date:    December 3, 1996                            /s/ David A. Feste
         ---------------------------                 ---------------------------
                                                     David A. Feste
                                                     Chief Financial Officer
                                                     (principal accounting
                                                     officer and principal
                                                     financial officer)