Form 10-K
period 1996-12-31
ORPHAN MEDICAL INC
filed 1997-03-17
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the fiscal year ended December 31, 1996

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                   COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 10, 1997 was $20,794,255. Common stock outstanding at February 28, 1997: 6,063,088 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on May 8, 1997 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.



                                     PART I.


ITEM 1.  BUSINESS

THIS ANNUAL REPORT CONTAINS STATEMENTS THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS. THE WORDS OR PHRASES "WILL LIKELY RESULT", "LOOK FOR", "MAY RESULT", "WILL CONTINUE", "IS ANTICIPATED", "EXPECT", "PROJECT", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY BE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "CAUTIONARY STATEMENTS" FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

GENERAL
Orphan Medical, Inc., a development stage company, was formed to acquire, develop and market products of high medical value intended to address inadequately treated or uncommon diseases of well-defined patient populations treated by health care specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute.

The Company is currently developing thirteen potential products and has three marketed products (the "Current Products"). In 1996, the Company received clearance from the Food and Drug Administration ("FDA") to market Cystadane, Elliotts B Solution and Antizol-Vet. Elliotts B Solution and Cystadane were first sold commercially in December 1996, followed by Antizol-Vet in late January 1997. In addition, a new drug application ("NDA") was submitted in December 1996 for Antizol as an antidote for ethylene glycol poisoning in humans. The Company also received 510(k) marketing clearance for Repliderm Wound Dressing, but the Company will not market Repliderm until additional clinical trials are completed.

The Company believes its strategies reduce the time, costs and risks traditionally involved in bringing pharmaceutical products to market. The Company does not conduct basic research and does not attempt to discover new drugs. Instead, the Company acquires licenses for development projects that already have some clinical safety and efficacy data that indicate the presence of therapeutic value and safety. The Company uses contract development, manufacturing, distribution and consulting companies to assist it in product development and sales activities. This approach is designed to avoid the costs and financial risks associated with developing these capabilities internally. The Company manages product development risk by pursuing a diversified portfolio of products and by its approach to product selection, development and marketing.

The Company's focus on distinct markets is intended to allow it to concentrate its marketing efforts on a limited number of medical specialists or patients, making a large sales force unnecessary to market most of the Company's proposed products. The high therapeutic value of the Company's products is expected to facilitate marketing efforts directed toward users and prescribers. The Company believes the physical distribution of its products can be efficiently handled by other companies that specialize in distributing pharmaceutical products.

To date, the activities of the Company have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products and preparing for the commercial introduction of the three products it currently distributes. The Company reported its first revenues in December 1996 with the commercial introduction of Cystadane and Elliotts B Solution. The Company does not expect to achieve profitable operations until at least 1999 due to marketing delays for Busulfanex resulting from the FDA's requirement that the Company broaden the clinical data to be submitted as part of the Company's NDA for Busulfanex.

THE REGULATORY PROCESS
Pharmaceutical products intended for therapeutic use in humans are governed by extensive FDA regulations in the United States and by comparable regulations in foreign countries. The process of seeking and obtaining FDA approval for a previously unapproved new human pharmaceutical product generally requires a number of years and involves the expenditure of substantial resources.

Following drug discovery, the process required before a drug product may be marketed in the United States includes (i) pre-clinical laboratory and animal safety tests, (ii) the submission to the FDA of an investigational new drug ("IND") application, (iii) clinical and other studies to assess safety and parameters of use, (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product, (v) the submission to the FDA of an NDA, (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product and (vii) finally marketing of the drug.

Typically, pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the product's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies, together with the general investigative plan, protocols for specific human studies and other information, are submitted to the FDA as part of the IND application. The FDA regulations do not, by their terms, require FDA approval of an IND. Rather, if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND, they allow a clinical investigation to commence. As a practical matter, however, FDA approval is often sought before a company commences clinical investigations. That approval may come within 30 days of IND receipt, but may involve substantial delays if the FDA requests additional information.

The initial phase of clinical testing (Phase I) is conducted to evaluate the metabolism and pharmacological actions of the experimental product in humans, as well as the side effects associated with increasing doses, and, if possible, to gain early evidence of possible effectiveness. Phase I studies can also evaluate various dosages, methods and schedules of product administration. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease that the product is intended to treat. The total number of subjects is generally in the range of 20 to 80. A demonstration of therapeutic benefit is not required in order to complete Phase I trials successfully. If acceptable product safety is demonstrated, Phase II trials may be initiated.

Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and involve patients with the disease under study. These trials often are well-controlled, closely monitored studies involving a relatively small number of subjects, usually no more than several hundred. The optimal dosages, methods and schedules of administration are determined in these studies. If Phase II trials are successfully completed, Phase III trials are often commenced, although Phase III trials are not always required, particularly for drugs of high medical value intended for smaller patient populations.

Phase III trials are expanded, controlled trials that are performed after preliminary evidence of the effectiveness of the experimental product has been obtained. These trials are intended to gather the additional information about safety and effectiveness needed to evaluate the overall risk/benefit relationship of the experimental product. In addition, these trials provide the substantial evidence of both effectiveness and safety necessary for product approval. Phase III trials usually involve from several hundred to several thousand subjects.

A clinical trial may combine the elements of more than one phase (i.e., a Phase I/II or II/III trial) and typically two or more Phase III studies are required for FDA approval. A company's designation of a clinical trial as being of a particular Phase is not necessarily indicative that such a trial will be sufficient to satisfy the FDA requirements of that Phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. In addition, a clinical trial may contain elements of more than one Phase notwithstanding the designation of the trial as being of a particular Phase. The FDA closely monitors the progress of the Phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data accumulated and its assessment of the risk/benefit ratio to patients. It is not possible to predict with certainty the time required to complete Phase I, II and III studies with respect to a given product.

Upon the successful completion of clinical testing, a marketing application (e.g., NDA) is submitted to the FDA for approval. This application requires detailed data on the results of pre-clinical testing, clinical testing and the composition of the product; specimen labeling to be used with the drug; information on manufacturing methods; and samples of the product. Following the passage of the Prescription Drug User Fee Act ("PDUFA"), the FDA typically takes from six to eighteen months to review an NDA after it has been accepted for filing. Following its review of a marketing application, the FDA invariably raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. If the FDA approves the NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications ("DDMAC"), the FDA's marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing with a modification to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, be conducted.


PHARMACEUTICAL INDUSTRY OVERVIEW
In the 1950s and early 1960s, drug development was relatively inexpensive and regulatory approval was straightforward. Pharmaceutical companies marketed their products directly to physicians who made prescription and purchase decisions. In the 1970s, however, regulatory standards and competition increased and the price of research and development and manufacturing rose dramatically. In the 1980s and 1990s, drug companies revised their targeted rates-of-return or financial "hurdle rates", as well as other selection criteria, to avoid developing drugs whose incremental profit contributions were considered insufficient to maintain acceptable returns on investment. Many of the drugs that did not meet these criteria were drugs for smaller patient populations. As a consequence, new drugs for smaller patient populations were less likely to be developed by larger companies. Some research institutions, universities and small companies, however, have continued to develop and initiate clinical studies on such drugs.


ORPHAN DRUG ACT
To encourage the continued development of drugs for smaller patient populations, the federal government enacted the Orphan Drug Act of 1983. This Act provides incentives to manufacturers to develop and market drugs for rare diseases or conditions that are believed to affect fewer than 200,000 people in the United States. A drug receiving orphan drug designation and which is the first product to receive marketing approval for its indication, is entitled to a seven-year exclusive marketing period in the United States for that indication, subject to certain limitations. However, orphan drug designation and marketing approval neither prevent subsequent approval of a different drug for the same indication, nor subsequent approval of the same drug for a different indication, nor provide any marketing exclusivity in foreign markets.

Since 1983, the FDA has assigned orphan drug designation to more than 650 potential products, of which approximately 130 have been approved for marketing and have received orphan drug marketing exclusivity. The Company estimates that thousands of additional compounds could currently qualify for orphan drug designation. Although the Company believes the size of the aggregated markets for orphan or small market drugs may be large, the total annual market for any particular orphan drug rarely exceeds $50 million and most have potential markets of less than $10 million annually.


STRATEGIC BACKGROUND
The Company's strategy is based on several factors relating to changes in the health care and pharmaceutical industries:

* Larger pharmaceutical companies generally have increased their financial hurdle rates, seek new products with markets greater than $100 million in annual revenues and avoid developing new products that address diseases outside their therapeutic area of focus. As a result, many developmental products of high medical value are available for licensing on favorable terms. If these products are intended to address smaller markets, they may be eligible for orphan drug status. Many of these products have already been developed to the point where the time and cost required to bring the product to market can be reasonably estimated.

* Because of corporate "downsizings," many pharmaceutical companies have released skilled employees experienced in the research, development, manufacturing or commercialization of new medicines. These individuals have often formed or joined contract clinical research organizations ("CROs"), contract manufacturing companies or drug development and marketing consulting firms. Thus, the knowledge and skills required to address many aspects of drug development are available on a contract basis from outside companies or individuals.

* To address rapidly changing market forces, alternative means of marketing and distributing pharmaceuticals have been created. Many products, particularly those targeted to smaller, well-defined markets, do not require a large sales force and can be marketed through direct means such as telemarketing, direct mailings, continuing medical education programs and exhibits at professional meetings. In addition, these products can be effectively distributed through companies proficient in distribution of pharmaceutical products to smaller patient populations.

In response to these changes, the Company has adopted a business strategy that is centered on products of high medical value, that uses the knowledge and skills available on a contract basis from outside sources and that uses alternative marketing and distribution channels.


STRATEGY
The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases of well-defined patient populations treated by health care specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. In addition to those with high medical value, the Company seeks products that will likely be eligible for insurance reimbursement; have readily measured clinical endpoints, existing positive clinical data, and proprietary attributes; and offer attractive financial returns. The Company does not conduct basic research and does not attempt to discover new drugs, but instead seeks to acquire and further develop products that already have some clinical safety and efficacy data that indicate the presence of therapeutic value and safety. Finally, the Company seeks to manage product development risk by pursuing a diversified portfolio of products and by its approach to product selection, development and marketing. The Company's strategy of developing and marketing high medical value drugs with these additional characteristics is intended to achieve the following benefits.

* REGULATORY REQUIREMENTS AND REVIEW -- The informational requirements for marketing approval, as well as the time required for FDA review, are related to a drug's medical value and the estimated size of the patient population. Drugs of high medical value have greater likelihood of receiving expedited review by the FDA. If such drugs also have smaller patient populations, the number of patients required for clinical trials is generally reduced.

* REDUCTION OF PRODUCT DEVELOPMENT TIME AND COST -- The amount of data required to bring a new drug of high medical value to market is generally less than for a drug that is available in similar dosage forms or formulations that is intended for very large markets. Furthermore, the Company generally attempts to concentrate resources and project management attention on a single medical indication in order to limit the amount of clinical information required by the FDA to clear a product for marketing. The time and cost of development is directly related to the amount of clinical information required for regulatory approval.

* BROAD THERAPEUTIC FOCUS -- Most pharmaceutical companies focus on one or a few therapeutic or disease categories in order to "leverage" or maximize utilization of the substantial investment in research and development and sales efforts. The Company, on the other hand, focuses on managing the development and marketing process and can therefore develop products in various therapeutic areas. This allows the Company to find and develop products that best fit its strategy and portfolio needs.

* LIMITED INFRASTRUCTURE -- The Company believes that high quality pharmaceutical products can be efficiently and economically developed using independent contractors. Accordingly, the Company intends to utilize the available pool of contract development, manufacturing, distribution and consulting companies to assist in product development and sales activities. This approach allows the Company to avoid the costs, time and financial risks associated with developing these capabilities internally.

* MARKETING STRATEGY -- Since the Company currently does not intend to engage or maintain a large sales force that must regularly be provided new products, the Company should be better able to choose whatever marketing strategy it believes would be the most effective for any particular product. This may involve marketing and distributing a product itself, granting marketing and distribution rights to another company with the product's therapeutic focus, hiring a contract sales force or some combination thereof.

* DIRECT SALES -- Diseases for which there are no satisfactory therapeutic options often have groups of patients, physicians and others that promote awareness and support development of any new treatments for a particular disease. The Company believes that a large sales force is not necessary to promote and market such products since, once aware of the product's high medical value, patients and their physician specialists will usually seek to procure such drug products. In addition, there are pharmaceutical companies with sales forces that are seeking additional products to promote in a given therapeutic category, which may lend itself to co-promotion arrangements for a product. Therefore, the Company currently does not intend to incur the costs associated with developing and maintaining a large sales force.

* ALLIANCES -- The high medical value of the Company's products is expected to interest companies seeking to market the Company's products in domestic and/or foreign markets. The Company believes that its relationships with distribution partners could also provide the Company with strategic benefits.

* ATTRACTION OF POTENTIAL NEW PRODUCTS -- As the Company's strategy and focus on products of high medical value become better known and understood by others in the research and development community, a greater number of viable product opportunities may be presented to the Company.


RISK MANAGEMENT
The Company's strategy is designed, in part, to manage its overall business risk. The Company is pursuing a diversified portfolio of products rather than concentrating financial, development and marketing resources on a single or a few products. To reduce its product development risk, the Company generally seeks to develop products that (1) are not biotechnology derived, (2) have a straightforward formulation that can be synthesized in one or two steps as opposed to requiring many steps, and (3) may be on the market in other dosage forms and are therefore well known to the medical community and to the FDA. However, one of the Company's Current Products, alpha-galactosidase A, is an exception to Company's general development profile because it is biotechnology derived. In addition, the Company generally seeks to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development if the Company believes there is a relatively high likelihood of obtaining FDA approval. When a product is licensed without the equivalent of Phase II or III data, the Company may conduct one or more "pilot clinical trials" to better assess this likelihood. Each such pilot trial is narrowly defined and has a separate budget that to date has not exceeded $500,000. Upon the completion of such a pilot clinical trial, management seeks the approval of the Board of Directors for authority to proceed to full development of the product. The Company does not conduct basic research and does not attempt to discover new drugs. The Company may also purchase rights to existing products in order to reduce development risk. To reduce its marketing risk, the Company generally attempts to obtain some form of proprietary protection, such as orphan drug designation, patent protection, exclusive licensing agreements, predominant market penetration or sole supplier agreements.


PROPRIETARY RIGHTS
The Company believes it is important that its proposed products receive patent protection or orphan drug designation or have other factors that limit potential competition. Eight of the Current Products have been designated orphan drugs and applications for such designation will be made for any additional products to the extent available. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim, indication or application, subject to certain limitations.

The Company has two products with orphan drug status and one veterinary product with five years of exclusivity. The Company may acquire products that are not currently being marketed by others and that are not subject to patent protection or designation as orphan drugs if it believes that regulatory approvals can be obtained without the need to conduct new clinical trials or other expensive tests.

The license agreements pursuant to which the Company has acquired eleven of the Current Products include, and the Company expects that any licenses with respect to any additional products will include, an assignment of the licensor's proprietary rights with respect to the licensed product. United States patents with respect to the use of the Company's proposed Colomed, Busulfanex, Intrachol, 5FU, colloidal bismuth subcitrate, alpha-galactosidase A, clonidine and Caprogel products have been issued to, or applied for by, other companies that have granted exclusive licensing rights to the Company. Corresponding "patent cooperation treaty" foreign patent applications have or are expected to be filed for Colomed, Busulfanex, Caprogel, 5FU and colloidal bismuth subcitrate. The Company evaluates the desirability of seeking patent or other forms of protection for its products in foreign markets based on the expected costs and relative benefits of attaining such protection. There can be no assurance that any United States or foreign patents will be issued from any pending patent applications or that any issued patents will provide the Company with any significant protection from competition or other benefits.


OPERATING FUNCTIONS
The Company has structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in the Company's processes of product acquisition, development and marketing.

         PRODUCT ACQUISITION
The Company actively searches for product licensing opportunities and currently has numerous potential additional products under consideration. The continual acquisition of products is a key element of the Company's growth strategy. The Company attracts product proposals through a network of industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. To encourage product submissions, the Company may offer a finder's fee and/or royalty arrangements to persons who deliver products that are licensed by the Company. Since its inception, the Company has carefully evaluated several hundred product opportunities. To date, sixteen have been licensed and are in development or being marketed. Because of the large number of products that may potentially meet the product acquisition criteria outlined below, the Company believes that it can build a portfolio of viable products.

The Company seeks to acquire pharmaceutical products in any therapeutic area that, in the Company's opinion, generally:

* Represent important new therapies for inadequately treated diseases or a significant advance over current methods of treatment;

*    Are targeted at distinct patient populations;

*    Are prescribed by physician specialists;

* Are suitable for marketing and distribution directly to patients, health care specialists and health care institutions;

*    Are likely to be eligible for reimbursement by third-party payors;

* Have or are candidates for patent protection or orphan drug designation or have other characteristics that enhance the Company's competitive position;

* Treat diseases that have clinical endpoints (i.e., signs or symptoms) that are readily measured;

* Are conventional pharmaceutical products whose development is relatively straightforward and does not involve the application of new technologies;

* Are in Phase II or Phase III clinical trials and have a relatively high likelihood of obtaining the approval of the FDA within three years of their acquisition;

* Offer attractive potential financial returns with relatively inexpensive development costs, typically expected to be under $3 million.

In selecting additional products for potential inclusion in its portfolio, the Company generally focuses on acquiring rights to medicines that serve distinct patient populations. Many major drug companies and generic manufacturers are less likely to address these orphan drug and niche markets because they do not believe that these types of markets are capable of producing acceptable revenues and returns on their product development investments. This reluctance limits the number of potential sources of competition with the Company. In addition, a product designed for smaller patient populations is often eligible for orphan drug designation. This would give the Company exclusive marketing rights in the United States for seven years (five years for veterinary products), subject to certain limitations, after an NDA for a product is approved if the Company is the first to receive approval for the designated drug and indication. This focus on relatively small patient populations may reduce the likelihood that a single product will account for a dominant portion of the Company's revenues.

The Company seeks to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. The Company also searches for product candidates that represent new dosage forms of previously approved compounds because the Company believes these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, the Company attempts to develop medicines where there are clear clinical endpoints that demonstrate their effectiveness. In general, the Company seeks to acquire products that can be developed to the point of FDA approval within three years of their acquisition with expected development costs of $3 million or less. This approach is in contrast to the development of therapies for complex diseases (e.g., Alzheimer's disease, AIDS, psychoses or complex cancers) that can require a decade or more of development and involve the expenditure of tens of millions of dollars. Products directed at these types of markets will not be acquired. Typically, the Company also focuses its development efforts on one indication and, when possible, one dosage form to minimize development costs. Additional indications or dosage forms will only be evaluated after the primary NDA is submitted.

An additional element of the Company's product development strategy is to acquire products that have or can have a degree of proprietary protection. Generally, this goal is accomplished by selecting products that are eligible for orphan drug designation, are covered by patents or are the subject of an exclusive license from a sole supplier or a manufacturer with specialized or proprietary processes. The likely availability of adequate levels of reimbursement from third-party payors is also an important factor in product acquisition decisions.

The Company has established a Product Selection and Review Committee consisting of John Howell Bullion, Chief Executive Officer of the Company, Bertram A. Spilker, Ph.D., M.D., President of the Company, Dayton T. Reardan, Ph.D., the Company's Vice President of Regulatory Affairs and Patti A. Engel, the Company's Vice President of Marketing. This Committee reviews all new product opportunities and makes recommendations to the Board of Directors of the Company regarding the approval of any proposed additional products.

The product review process generally involves discussions with the initial product developer and experts in the disease the drug treats, a review of research publications and other databases to gauge competitive activities, market research aimed at identifying potential acceptance by the end user, technical evaluations to determine manufacturability and cost, regulatory requirements expected to gain marketing approval and a legal review of any relevant proprietary rights. If this review indicates that the proposed product meets the Company's selection criteria, efforts to negotiate a license are initiated. Generally, the Company seeks to obtain licenses that require a minimal signing fee, are subject to commercially acceptable royalty levels and, where appropriate, provide for the continued involvement of the original developer in the development process through a consulting or similar arrangement.

In addition to developing the thirteen Current Products, the Company is continually evaluating additional proposed products. Although the Company is actively discussing licensing possibilities for several products, it does not have any binding agreements or arrangements for the acquisition of any additional products, and there can be no assurance that any such products will be acquired on terms satisfactory to the Company, or at all.

         PRODUCT DEVELOPMENT
A major element of the Company's product development strategy is to use third-parties to conduct safety and efficacy testing and clinical studies, assist the Company in guiding products through the FDA review and approval process and manufacture and distribute any developed products. The Company believes that maintaining a minimal infrastructure will enable it to develop products efficiently and cost effectively. To facilitate this strategy, the Company is organized so that its Directors of New Medicine Development function as managers in the development of particular drugs. These Directors design a development plan and budget for each product and contract with outside development agents and consultants to arrange for the necessary clinical and toxicology studies, manufacturing arrangements and FDA filings. Upon FDA approval, the management of each product is undertaken by Market Development Managers in the Company's Marketing Department. The Directors also work with the Company's regulatory and patent counsel and coordinate the activities of the Company's outside consultants and its in-house experts. The Company currently employs six Directors of New Medicine Development.

The Company believes the use of third-parties to develop, manufacture and distribute its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were performed by internal personnel who were required to support all of the Company's products. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company.

This contract approach to product development requires project management by professionals with substantial industry experience. The Company has in-house experts in areas of critical importance to all of its products who can be consulted by its Directors of New Medicine Development. These areas include regulatory affairs, marketing, manufacturing, clinical trials management and general management.

The product development process is designed to identify any problems associated with a product's clinical aspects. The Company attempts to reduce the risk that a product will not be accepted in the marketplace by conducting the market research and planning process concurrently with a product's development. No drug development portfolio can be completely insulated from potential failures and it is likely that some products selected for development by the Company will not produce the clinical or revenue results expected. The Company will, however, attempt to terminate the development of a product and the associated expenditures when clinical results or estimated financial potential is unacceptable to management.

         MANUFACTURING
The Company does not have, and does not intend to develop, its own manufacturing facilities. Instead, the Company will contract with third-parties for the manufacture of its products. The manufacture of the Company's planned products will be subject to good manufacturing practices ("GMP") prescribed by the FDA or other standards prescribed by the appropriate regulatory authorities in the country of use. The Company has established a quality assurance program in order to ensure that its proposed products are manufactured in accordance with all domestic and foreign regulations and a production planning program to ensure manufacturing logistics are carried out by contract manufacturers. The Company has entered into long-term manufacturing and supply agreements for several of its Current Products. The Company believes that qualified manufacturers are and will be available to manufacture its proposed products, although there can be no assurance that this will be the case.

         MARKETING -- UNITED STATES
The Company has designed its product selection strategy to maximize the success of its marketing efforts. By having products of high medical value, the Company believes it should be able to more easily attract the attention of the medical community. The Company also believes that its focus on well-defined patient populations will be of significant assistance to its marketing efforts and will eliminate the need for a large sales force. Because of the distinct nature of most of its potential markets, the Company expects to be able to concentrate its marketing efforts on a limited number of medical specialists, or on patients themselves.

The Company's marketing efforts are applied to supporting the product selection process and, if FDA approval is obtained, to design and implement marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis, marketing plans and introduction schedules are established. Upon FDA approval of a given product, the product management responsibilities shift from a Director of New Medicine to a Market Development Manager in the Company's Marketing Department. The Market Development Manager is responsible for all aspects of a product's marketing introduction and commercialization, including product forecasting, defining product positioning, price, promotion and physical distribution to successfully commercialize the product. The Market Development Manager chairs a cross functional team of internal personnel and external consultants to ensure all aspects of a product's marketing introduction and commercialization are properly executed.

The Company expects to market its proposed products by various methods commonly utilized in the pharmaceutical industry.

         MARKETING -- FOREIGN
For markets outside of the United States, the Company intends to identify foreign partners (usually pharmaceutical companies) to market and distribute its proposed products. A Director of International Licensing and Sales is currently assessing opportunities outside the United States for the Company's Current Products. In certain cases, marketing in foreign countries may be initiated before FDA approval is granted in the United States. The Company considers Europe, Japan and Canada to be its most attractive foreign markets. The Company has initiated discussions with several companies to potentially market and distribute certain of the Company's Current Products in foreign countries. In general, the Company expects to license foreign marketing and distribution rights after the NDA is submitted in the United States.

         DISTRIBUTION
Although the Company intends to develop its internal marketing capabilities further, it does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be most economically and efficiently distributed through distribution organizations that specialize in this activity. Cystadane is currently distributed by Chronimed, who distributes this product directly to patients through its mail order pharmacy. The Company believes this method of distribution is appropriate for this chronic use product. Elliotts B Solution is primarily used in a hospital setting and is distributed by a subsidiary of Cardinal Health. This method of distribution allows sales directly into hospitals or, if customers prefer, through their primary distribution agent. Antizol-Vet is a product stocked and used in veterinary clinics. The Company has an agreement with W.A. Butler Company, the largest distributor of veterinary products in the United States, to exclusively distribute Antizol-Vet. The Company will continue to evaluate distribution for each of its products and will attempt to arrange distribution arrangements that maximize a product's sales potential.

Under the terms of the Marketing and Distribution Agreement dated July 2, 1994, as amended, Chronimed has the exclusive right to distribute Caprogel, Busulfanex, Antizol and Colomed (collectively, the "Exclusive Products") for a period of at least three years following the date of first delivery of a commercial shipment of any such product. In addition, Chronimed is presently the non-exclusive distributor of Cystadane in the United States. The Company will, therefore, be substantially dependent upon Chronimed's ability to successfully distribute the Exclusive Products and Cystadane. Although, if Chronimed elects not to distribute an Exclusive Product or discontinues distributing Cystadane, the Company has identified other companies with the capabilities to distribute the Company's products. Furthermore, it is expected that the Company and Chronimed will continue to evaluate the distribution of the Company's Exclusive Products and Cystadane.


COMPETITION
Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. To the knowledge of the Company, there are no existing pharmaceutical companies that have adopted all aspects of the Company's strategy of developing and marketing a portfolio of new medicines of high medical value for smaller patient populations. However, the Company will experience competition in several specific areas, including those described below.

* PRODUCT ACQUISITION -- The Company intends to acquire the rights to products with important therapeutic advantages that generally are not of interest to larger pharmaceutical companies. Nevertheless, the Company will compete with other entities in acquiring product rights from universities and other research institutions, as well as other potential licensors.

* PRODUCT DEVELOPMENT RESOURCES -- The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.

* ORPHAN DRUG DESIGNATION -- The Company is aware of three companies that have filed and have received orphan drug designation on products similar to three of its products. Sparta Pharmaceutical, Biocraft and Genzyme have been granted orphan drug designations for their intravenous busulfan, gamma hydroxybutyrate and alpha-galactosidase A products, respectively. Intravenous busulfan and gamma hydroxybutyrate are the equivalent of the Company's Busulfanex and Xyrem products, respectively. While the Company is not aware of others holding or seeking orphan drug designations for products that would compete with the Company's products for NDA approval, there can be no assurance that the Company's products will not have such competition for the protection conferred by orphan drug status.

* MARKETING AND SALES -- Each of the Company's products will face competition from other products or from other therapeutical alternatives. In general, the Company's products will compete against products whose marketers have substantially greater resources than the Company.


GRANTS
The FDA Office of Orphan Drug Products, as well as the Small Business Administration, offer grants to companies whose efforts meet certain requirements. Orphan Drug grants and Small Business Innovation Research (SBIR) grants may be available to fund aspects of the Company's development efforts. To date, the Company has received four FDA Orphan Drug and one SBIR grants totaling approximately $1.7 million to support certain development activities planned for Busulfanex, Colomed, Antizol and Intrachol. However, approximately $.7 million of the $1.7 million is allocable to subsequent periods of multi-year awards for three Orphan Drug grants awarded in late 1996 for Busulfanex, Colomed and Antizol, the payment of which is conditional upon the FDA Office of Orphan Drug Products funding these grants in such subsequent periods. Through February 28, 1997, the Company has collected approximately $377,000 in cash proceeds on its Orphan Drug and SBIR grants. There can be no assurance that the FDA will fund multi-year awards for the Busulfanex, Colomed or Antizol Orphan Drug grants past the first year nor can there be any assurance that the Company will fully collect the grant proceeds on any grant it presently has or may have in the future.


GOVERNMENT REGULATION
         GENERAL.
Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Several potential approaches are under consideration, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, price discounts from drug manufacturers, the creation of large purchasing groups and other significant changes to the health care delivery system. In addition, some states have adopted or are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. Because of uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company or its prospects.

         REIMBURSEMENT.
Employers, through payments to their employee benefit plans, bear a significant share of the health care costs of their employees. These plans are typically administered by insurance companies, health maintenance organizations, preferred provider organizations and other third-party payors. Health care services and products, including pharmaceutical products, are also paid for by government agencies, such as Medicaid. Employers and the payors involved in providing or administering health care benefits are increasingly turning to "managed care" systems to control health care costs. Under these systems, the administrative requirements and standards of care are established by the health care purchasers and providers and the benefit level depends on the negotiated price. Managed care systems usually limit treatment options to approved therapeutic regimens and "formularies," or lists of approved drugs and medical products.

Being included on the formularies of managed care groups is important to the commercial success of a prescription medicine. A pharmaceutical must be included on a third-party payor's formulary or must be deemed "medically necessary" to be eligible for reimbursement by that payor. In deciding whether a drug is to be included on a formulary, payors will generally consider its therapeutic value and cost in comparison to other available treatments. The Company believes that the proprietary nature and medical usefulness of its proposed products should assist it in its efforts to have its products approved for reimbursement. No assurance can be given, however, that the Company's products will be approved for reimbursement by third-party payors at acceptable levels, or at all.

         PRODUCT APPROVALS.
The Company's products require FDA approvals in the United States and comparable approvals in foreign markets before they can be marketed.

         MANUFACTURING REGULATION.
All facilities and manufacturing techniques used to manufacture products for clinical use or sale in the United States must be operated in conformity with GMP, the FDA requirements governing the production of pharmaceutical products. The Company has established a quality assurance program to ensure that its products are manufactured in accordance with domestic and foreign regulations.

         FOREIGN REGULATION.
Products marketed outside of the United States are subject to regulatory approval requirements similar to those required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain European countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. The Company intends to utilize foreign partners to apply for foreign marketing approvals.


INSURANCE
Providing health care products entails an inherent risk of liability. In recent years, participants in the health care industry have been subject to a large number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company carries product liability insurance coverage in the aggregate amount of $5 million. The Company also carries a $1 million general business insurance policy. There can be no assurance, however, that such insurance policies will be sufficient to fully indemnify the Company against any asserted claims or that such insurance will continue to be available.


HUMAN RESOURCES
The Company has twenty eight full-time employees. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.


TRADE SECRETS
The Company also relies on trade secrets and proprietary know-how to protect certain of its technologies and potential products. The Company requires employees, consultants and advisors to enter into confidentiality agreements that prohibit disclosure to any third-party or use of such secrets and know-how for commercial purposes. Company employees also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived during their employment that relate to the Company's business. There can no assurance, however, that these agreements will be observed and prevent disclosure or provide adequate protection for the Company's confidential information and inventions.


TERMINATED DEVELOPMENT PROJECTS
In May 1996, the Company terminated the development of glucaric acid after careful evaluation of results from a pilot clinical trial and technical studies. Glucaric acid was being evaluated for effectiveness and safety in the treatment of patients with elevated cholesterol levels. With this action, the Company has terminated two products from its portfolio since inception (L-Cycloserine in 1994).


OTHER
In June 1996, the Company and Chronimed terminated a marketing agreement whereby the Company will no longer share in the profits earned by Chronimed from the sales of Cystagon(R), which is a FDA approved product developed by Mylan Pharmaceuticals, Inc. for the treatment of nephropathic cystinosis. The Company agreed to terminate this agreement as a condition to Chronimed's agreement to relinquish its exclusive distribution rights in the United States for Elliotts B Solution and Antizol-Vet.


CURRENT PRODUCTS
The following table summarizes certain information relating to the Current
Products:

                                               MARKETED PRODUCTS
-----------------------------------------------------------------------------------------------------------------
                                                                                      U.S. Patent
                                                                                       Issued or
                                                                     NDA Approval     Applied For     Orphan Drug
Product                                      Application                 Date             ***         Designation
--------------------------------    -----------------------------    ------------     -----------     -----------
Elliotts B(TM) Solution             Diluent for intrathecal           Sept. 1996           No         Orphan Drug
    (buffered intrathecal           injection of chemotherapeutic                                        Status
    electrolyte/dextrose            drugs delivered into
    solution)                       cerebrospinal fluid


*Cystadaneo(TM) (betaine            Homocystinuria, a genetic          Oct. 1996           No         Orphan Drug
    anhydrous for oral solution)    disease                                                              Status


Antizol-Vet(TM) (fomepizole)        Ethylene glycol (antifreeze)       Nov. 1996           No          Five year
    for injection                   poisoning in dogs                                                  period of
                                                                                                      exclusivity

Antizol(TM), Antizol-Vet(TM), Caprogel(TM), Busulfanex(TM), Repliderm(TM), Intrachol(TM), Colomed(TM), Cystadane(TM), Elliotts B(TM) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.



CURRENT PRODUCTS (CONTINUED)

                                             PRODUCTS UNDER DEVELOPMENT
-------------------------------------------------------------------------------------------------------------------
                                                                                      U.S. Patent
                                                                                       Issued or
                                                                      Phase of         Applied For    Orphan Drug
Product                                   Application              Development **         ***         Designation
--------------------------------    ----------------------------   --------------     ------------    -----------
*Cystadane(TM) (betaine             Hyperhomocysteinemia in               II               No             None
    anhydrous for oral solution)    hemodialysis patients


*Antizol(TM) (fomepizole) for       Ethylene glycol (antifreeze)     NDA submitted         No           Granted
    injection                       and methanol poisoning in
                                    humans


Sucraid(TM) (sacrosidase)           Sucrase deficiency, a genetic         III              No           Granted
    oral solution                   disease


*Colomed(TM) (short chain           Chronic radiation proctitis           III             Yes           Granted
    fatty acids) enema              (rectal inflammation after
                                    radiation)


*Busulfanex(TM) (busulfan)          Chemotherapy in bone marrow         II/III            Yes           Granted
    for injection                   transplant patients with
                                    cancer


*Caprogel(TM) (aminocaproic         Bleeding in the eyes, usually         III             Yes           Granted
    acid) topical gel               as a result of trauma


Clonidine for intrathecal use       Chronic intractable pain             I/II             Yes           Pending


Alpha-galactosidase A               Fabry Disease                    Pre-clinical         Yes           Granted


Xyrem(TM) (gamma                    Narcolepsy                            II               No           Granted
    hydroxybutyrate)


Colloidal bismuth subcitrate        Reduction of H. pylori                 I              Yes        Not Available


Intrachol(TM) (choline              Choline deficiency in                 II              Yes           Granted
    chloride) for injection         patients receiving total
                                    parenteral nutrition ("TPN")


Repliderm(TM) Wound                 Wound dressing in patients          510(k)             No        Not Available
    Dressing                        with decubitus or diabetic       clearance in
                                    ulcers                            Dec. 1996


5FU (5-fluorouracil)                Glaucoma surgery                      II              Yes           Pending


* Exclusive distribution rights held by Chronimed for the United States.

** Development Phases are discussed under "Business - The Regulatory Process."

*** The patents are owned by third parties from whom the Company has obtained exclusive licensing rights.


ELLIOTTS B SOLUTION (BUFFERED INTRATHECAL ELECTROLYTE/DEXTROSE SOLUTION) Elliotts B Solution received marketing clearance from the FDA in September 1996. The first commercial sales of Elliotts B Solution occurred in December 1996. Elliotts B Solution is primarily used in a hospital setting and is distributed by a subsidiary of Cardinal Health. Elliotts B Solution is a buffered diluent for the intrathecal administration (injection into the spinal cord) of chemotherapeutic agents. Intrathecal injections are the most common injection made in treating acute lymphoblastic leukemia ("ALL"). ALL is the most prevalent form of leukemia in children. Due to advances in chemotherapy, the cure rate for ALL has improved dramatically in the past 30 years, going from almost zero to 65 to 75% today. As a part of modern chemotherapy, doctors often administer a series of up to 20 injections of methotrexate sodium into the cerebrospinal fluid of patients. It is estimated that cerebrospinal injections of methotrexate sodium are administered to about 6,000 people in the United States, and approximately the same number of people in the Company's anticipated foreign markets, on an annual basis. Elliotts B Solution is comparable in pH, electrolyte composition, glucose content and osmolarity to cerebrospinal fluid.

From 1976 to 1992, the National Cancer Institute provided Elliotts B Solution without charge to treatment facilities for use in clinical trials as a diluting solution for the intrathecal administration of methotrexate sodium. The Company believes the familiarity with Elliotts B Solution on the part of clinicians and pharmacists will prove helpful in gaining sales. The Company has obtained orphan drug status for the use of Elliotts B Solution as a diluent for methotrexate sodium or cytarabine, which provides marketing exclusivity through September 26, 2003. Elliotts B Solution is not patentable for the Company's proposed use. No license was required for the Company to develop and market Elliotts B Solution.


CYSTADANE (BETAINE ANHYDROUS FOR ORAL SOLUTION)
         FOR HOMOCYSTINURIA
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Chronimed distributes Cystadane directly to patients in the United States through its mail order pharmacy. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are approximately 1,000 patients with homocystinuria in the United States.

Cystadane is a known compound which has already been used to treat homocystinuria and is, therefore, not patentable for this indication. The Company has obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provides marketing exclusivity to the Company through October 24, 2003.

         FOR HYPERHOMOCYSTEINEMIA
The Company is studying the use of Cystadane to treat hemodialysis patients with hyperhomocysteinemia. Hyperhomocysteinemia is a common finding among dialysis patients and has been shown to be an independent risk factor for cardiovascular disease. There are approximately 200,000 dialysis patients in the United States. Cardiovascular disease is the leading cause of death in patients on chronic hemodialysis therapy. A supplement to the Company's approved NDA for Cystadane would have to be submitted to and approved by the FDA before Cystadane can be marketed as a treatment for patients with hyperhomocysteinemia.

         FOR OTHER POTENTIAL INDICATIONS
The Company is currently evaluating potential additional indications for Cystadane in cardiovascular, liver disease and central nervous system disorders. However, before the Company can market Cystadane for any specific additional indications, it must conduct clinical trials and obtain regulatory approval from the FDA.


ANTIZOL-VET (FOMEPIZOLE) FOR INJECTION
In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet for dogs who have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in late January 1997. Antizol-Vet is available exclusively through W.A. Butler Company, the largest distributor of veterinary pharmaceuticals in the United States. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. For this reason, the Company believes many veterinary practices will stock Antizol-Vet to ensure timely treatment. The Company estimates there are over 22,000 veterinary practices in the United States in which the treatment of small animals constitutes a significant portion of their business. The FDA has granted Antizol-Vet a five-year exclusive marketing period.


ANTIZOL (FOMEPIZOLE) FOR INJECTION
When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. In a survey conducted in 1993 by the American Association of Poison Control Centers, over 6,000 cases of methanol or ethylene glycol poisonings were reported to United States poison control centers.

When ethylene glycol or methanol is introduced into the body, they are converted into toxic substances that produce the severe side effects associated with these poisonings. Historically, therapy for ethylene glycol and methanol poisoning ranged from observation in mild cases to ethanol infusion and/or hemodialysis in severe cases. Ethanol is, however, not approved by the FDA to treat such poisonings. If the correct amount of ethanol is introduced in the patient's system over a sufficient period of time, fewer toxic substances are created and the body is able to remove them without substantial injury. Differences in each patient's metabolism, however, make it difficult to determine and maintain the appropriate level of ethanol. If the effective dose level is quite high, it may cause further depression of the patient's central nervous system. If too little ethanol is infused, however, further toxicity will not be prevented. The current form of treatment also requires hospitalization for up to five days in an intensive care unit ("ICU") and the specialized care needed is very costly.

Antizol does not act as a central nervous system depressant at the doses used to treat methanol or ethylene glycol poisonings. Because Antizol is eliminated from the body more slowly than ethanol, therapeutic dose levels are easier to maintain. Based on limited human studies, Antizol appears to be effective in preventing further toxicity from potentially lethal doses of ethylene glycol and methanol. The Company believes that patients treated with Antizol will not have to remain in the ICU as long as is required with current ethanol-based therapies, which should lead to substantial cost savings. Because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery, the Company also believes that hospital pharmacies will stock at least a minimum quantity of Antizol.

The Company, through a sublicense agreement with Mericon Investment Group, Inc., has an exclusive, worldwide license to develop and market Antizol. Antizol has been studied by several clinical investigators in several clinical trials. The Company has successfully contracted for the production of Antizol under GMP conditions. The Company has obtained orphan drug designation for Antizol as an antidote to treat methanol or ethylene glycol poisonings, but the compound is not eligible for patent protection. Two INDs have been accepted by the FDA and clinical trials have been ongoing since late 1995. An NDA for Antizol was submitted by the Company in December 1996 for the treatment of ethylene glycol poisoning. Studies on treatment with Antizol for methanol poisoning are ongoing. Should these studies provide sufficient positive data, a supplemental NDA for Antizol will be submitted to the FDA.


SUCRAID (SACROSIDASE) ORAL SOLUTION
Sucraid is an enzyme in the small intestine that is necessary to the digestion of sucrose, which is common table sugar. A genetic deficiency of this enzyme results in a disorder known as Congenital Sucrase-Isomaltase Deficiency ("CSID"). The primary symptoms of CSID include severe watery diarrhea, chronic malabsorption and failure to thrive (in infants and toddlers). Other common symptoms include nausea, vomiting, abdominal cramps and abdominal pain following the consumption of foods containing sucrose. Based upon medical literature, it is estimated that between 10,000 and 50,000 persons in the United States suffer from CSID, and it is believed that many additional cases may be unreported due to the difficulties associated with diagnosing the disease. It is yet undetermined how many patients exhibit significant symptoms and seek treatment. An approximately equal number of cases occurs worldwide.

Presently, the only specific treatment of CSID consists of a life-long adherence to a sucrose-free diet. In many patients, starch consumption must also be limited. Compliance with a sucrose-free diet is very difficult because sucrose is found in many foods in the typical American diet. Nonspecific symptomatic treatments include antidiarrheal, antispasmodic and antiflatulence drugs, all of which are limited in their efficacy.

Sucraid is a specific replacement of the missing enzyme responsible for CSID. Hartford Hospital has granted the Company exclusive worldwide rights to the data on Sucraid for CSID, including the results of two randomized controlled clinical trials. The Company has received orphan drug designation for Sucraid, but it is unlikely that patent protection can be obtained. The Company intends to submit an NDA in the first half of 1997.

Numerous diseases are associated with a secondary sucrase deficiency and the Company intends to evaluate the efficacy and safety of Sucraid in treating several of these. However, before the Company can market Sucraid for any specific additional indications, it must conduct clinical trials and obtain regulatory approval from the FDA. The Company is not presently conducting any such clinical trials.


COLOMED (SHORT CHAIN FATTY ACIDS) ENEMA
An estimated 200,000 patients annually receive pelvic radiation for cancer which may result in chronic radiation proctitis. Chronic radiation proctitis is characterized by rectal bleeding, pain, diarrhea and an urgent need to defecate. In patients experiencing severe symptoms, excessive blood loss and the need for transfusions are not uncommon. Mild symptoms occur in most patients receiving pelvic radiation and severe symptoms occur in up to 10% of these patients. The current therapy for treatment of radiation proctitis is oral and/or rectal corticosteroids, lasers or surgery. Long-term steroid use can, however, lead to weight gain, blood pressure increases, tissue protein loss, osteoporosis, behavioral disturbances and suppression of the immune system. In addition, the Company believes current drug treatments are seldom effective.

The Company is currently developing Colomed as a treatment for chronic radiation proctitis. The short chain fatty acids in Colomed provide important nutrients required for large bowel cells to function normally. Three clinical trials, including one randomized controlled clinical trial, have been conducted with short chain fatty acid enemas to treat patients with chronic radiation proctitis. The Company has an IND and began its Phase III clinical trials in 1996. Preliminary clinical results suggest that rectal therapy with Colomed is a safe and effective treatment for patients with chronic radiation proctitis resulting from radiation for various pelvic cancers. The Company has an exclusive license from Dr. Richard Breuer, the patent holder, to develop and market Colomed for the treatment of inflammatory bowel disorders, including radiation proctitis, worldwide, except for Canada.


BUSULFANEX (BUSULFAN) FOR INJECTION
Leukemias and lymphomas are often fatal diseases that are characterized by a progressive proliferation of abnormal white blood cells in the blood and body tissues. If untreated, they lead to severe anemia, hemorrhages and eventual death. Bone marrow transplants ("BMTs") are now considered to be one of the more effective treatments currently available for patients with certain types of these diseases. It is estimated that by the year 2000 more than 20,000 BMTs will be done each year for leukemia and lymphoma patients worldwide, half of which will be done in the United States. Another 20,000 patients worldwide may receive BMTs for other cancers.

One of the many complex steps in performing a BMT includes killing the patient's abnormal white blood cells. In the past, total body irradiation was used for this purpose. This type of radiation treatment, however, is associated with several adverse side effects, including damage to the blood vessels of various internal organs, occlusions of veins in the liver (veno-occlusive disease) and degeneration of the white matter of the brain. Researchers discovered, however, that certain types of drugs, termed "chemotherapeutic" drugs, can also be used to kill abnormal white blood cells. Busulfan is a chemotherapeutic drug that is currently available only in oral form, but this form of busulfan adversely affects the liver and lungs and can lead to fatal failure of either organ. An additional drawback arises because of busulfan's poor solubility in water. As a result, busulfan is currently available only in tablets that contain a small amount of the drug. Because a BMT requires high dosages of busulfan, patients are required to take large numbers of tablets, usually more than 100 per day for four days, in order to absorb enough of the drug to achieve the desired therapeutic effects. This requirement has limited the use of busulfan for BMT procedures, particularly those involving children. Further, the severe nausea and vomiting that accompanies the administration of oral busulfan leads to loss of some or all of the administered dose.

Insufficient dosage levels of busulfan may not completely destroy the abnormal white blood cells and may result in the patient relapsing after the BMT. Conversely, if the busulfan dosage is too high, the risk of damage to the liver or lung is increased and the framework upon which the new bone marrow is placed could be damaged, resulting in poor engraftment of the new marrow. An additional complication arises because intestinal absorption of oral busulfan is erratic due to differences among patients in their nutritional states and the effects of other drugs on their gastrointestinal system.

The Company has an exclusive, worldwide license agreement with the M.D. Anderson Cancer Center at the University of Texas to develop and market an intravenous form of busulfan that will be called Busulfanex. Because the drug would not enter the patient's gastrointestinal system, vomiting should not occur and dosage levels, therefore, should be more accurately controlled. This may lead to improved safety and an improved likelihood that the BMT will be successful. An increased success rate is important given that the average cost of a BMT in the United States exceeds $100,000. The Company may evaluate further whether liver and lung toxicity rates are reduced through the use of Busulfanex after the product is approved for sale.

Many other drugs are currently being developed for use in the BMT area. Although most of these new drugs treat bone marrow cells removed from the body as a part of a BMT and are not chemotherapeutic drugs, some of them may compete with Busulfanex. In addition, the Company is aware of another company that has received orphan drug designation for the use of an intravenous form of busulfan in BMT procedures and is currently developing its own form of intravenous busulfan.

In January of 1997, the FDA required the Company to broaden the clinical data to be submitted as part of the Company's NDA. In order to satisfy this requirement, the Company will expand the number of patients to be enrolled in its Phase II/III trials currently underway. A manufacturer has been located and the Company has obtained an IND. The M.D. Anderson Cancer Center has obtained a patent covering Busulfanex and orphan drug designation has been obtained by the Company. It is expected that the information already known about the oral form of the drug will be helpful in expediting the FDA's approval of an NDA for Busulfanex. If the NDA for Busulfanex is approved, the Company plans to market it to oncologists who conduct BMTs at cancer treatment centers in the United States.


CAPROGEL (AMINOCAPROIC ACID) TOPICAL GEL
The Company is developing Caprogel in a topical gel form as a therapy for non-penetrating traumatic hyphema. Traumatic hyphema is bleeding caused by damage to one or more blood vessels in the eye and is usually caused by the impact of an object, such as a baseball or racquetball. Secondary hemorrhaging (rebleeding at the site of injury) is believed to occur in approximately 15% to 25% of all hyphema patients.

Typically, this rebleeding occurs between the second to seventh day after the initial trauma. It is believed that rebleeding is due to the premature breakdown of the clots which form after the initial hemorrhage. Secondary hemorrhaging is usually more severe than the initial hemorrhage and can lead to complications that can result in permanent vision impairment. It is estimated that traumatic hyphema affects approximately 35,000 people in the United States each year and an additional 35,000 in the Company's anticipated foreign markets.

The customary treatment for traumatic hyphema has included hospitalization, bed rest, eye patches and sedation, none of which directly prevents premature breakdown of clots. In some cases, aminocaproic acid ("ACA") has been administered in tablet, syrup or intravenous form. ACA reduces the rate of breakdown of clots, but administering the drug in these forms often causes nausea, vomiting and hypotension. Vomiting after administration of ACA is of particular concern because vomiting increases venous pressure on the eye, which may increase the risk of rebleeding. Although studies show that ACA administered in the presently available forms reduces the incidence of secondary hemorrhage, many physicians are reluctant to prescribe it due to these side effects. When physicians prescribe the presently available forms of ACA, it is often administered in the hospital due to its side effects. The resulting hospitalization costs can be significant.

The Company believes that administration of ACA in a topical gel form, Caprogel, directly into the affected eye will offer an improvement over current therapy for the treatment of traumatic hyphema by reducing rebleeding and other side effects. Treatment with Caprogel should also allow out-patient therapy for at least part of the treatment period, reducing overall therapy costs.

The Company has an exclusive, worldwide license agreement with Virginia's Center for Innovative Technology to develop and market Caprogel. This center has two patents on the Company's proposed uses of this product. The Company has obtained orphan drug designation for ACA for the treatment of non-penetrating traumatic hyphema. Phase II clinical trials have been conducted and a large Phase III trial is underway at numerous sites. Two supplementary toxicology studies have been conducted and no others are planned or believed necessary.

The Company has executed an agreement with a manufacturer in order to enable the Company to conduct its Phase III trials and prepare for commercial production of Caprogel. If an NDA is approved, Caprogel would likely be marketed to ophthalmologists, particularly those who provide emergency room services.

The Company is evaluating a second indication of Caprogel for treatment of both superficial and deep corneal epithelial wounds. This use is covered by one of the aforementioned patents. However, before the Company can market for any specific additional indications, it must conduct clinical trials and obtain regulatory approval from the FDA. The Company is not presently conducting any such clinical trials.


CLONIDINE FOR INTRATHECAL USE
In a collaborative development agreement with Medtronic, the Company will test the use of clonidine, delivered directly to the spinal fluid by the Medtronic SynchroMed(R) implantable drug infusion system, in the treatment of chronic intractable pain. Intractable pain is typically defined as constant, long-term pain that is not manageable without intervention. Clonidine delivered intrathecally (inside the sheath that surrounds the spinal cord) may be effective in patients with pain who no longer experience adequate relief with intrathecal morphine. These patients, if not already using a SynchroMed system, will require its implant to deliver intrathecal clonidine.

Chronic pain historically has been classified into two categories: neuropathic pain, defined as pain in which the predominating mechanism is site of aberrant somatosensory processing in the peripheral or central nervous system, and nociceptive pain, defined as pain in which prolonged stimulus leads to tissue damage. Both neuropathic and nociceptive pain can be of malignant (cancer) or non-malignant (non-cancer related) origin. Examples of non-cancer pain are low-back or post-traumatic pain, phantom limb pain, or pain from failed back surgery, spinal cord injury, diabetic nerve damage, chronic regional pain syndrome, or post-herpetic neuralgia (shingles).

The SynchroMed system is the only externally programmable, implantable, drug infusion system available today. Using telemetry, the clinician can program its pump to deliver precise doses of medication at specific times to provide optimum therapy for each patient. It is widely used with morphine sulfate to block pain signals traveling to the brain and is also used to treat severe spasticity associated with multiple sclerosis, spinal cord injury, cerebral palsy, and traumatic brain injury. Clinical trials are expected to be initiated in 1998.


ALPHA-GALACTOSIDASE A
Patents and technology for alpha-galactosidase A were licensed from Research Corporation Technology ("RCT") of Tucson, Arizona for the treatment of Fabry Disease. This technology was developed by David Calhoun at the Center for Applied Biomedicine and Biotechnology of the City University of New York. Fabry Disease is characterized by an enzyme deficiency of alpha-galctosidase A which results in the accumulation of ceramidetrihexoside, a toxic compound, in the body. Symptoms of the disease include severe pain, particularly in the fingers and toes, renal disease, and cardiovascular complications. The life expectancy for patients with Fabry Disease is markedly reduced and many do not survive young adulthood. Currently, there is no effective therapy for Fabry Disease, which is estimated to affect approximately 1,500 to 2,500 patients in the United States and an equal number in Europe.

One patent has been issued and a second broader patent was recently allowed in the United States for the Company's recombinant alpha-galactosidase A. A Cooperative Research and Development Agreement ("CRADA") has been approved by the United States' National Institute of Health ("NIH"). A CRADA is an agreement between a company and the government that outlines responsibilities for a development project. Beginning this year, NIH's Dr. Roscoe Brady, one of the world's leading experts in Fabry Disease, will conduct clinical trials for alpha-galactosidase A. The Company has met with the FDA to discuss the IND application and has agreed on a development plan for alpha-galactosidase A with the FDA. The Company's focused approach to developing alpha-galactosidase A is believed to shorten the time it usually takes for most biotechnology drugs to reach the market.

The Company is aware of at least two other companies pursuing products for the treatment of Fabry Disease. Genzyme is pursuing a similar enzyme replacement therapy and Transkaryotic Therapies is pursuing a gene therapy product for this disease.


XYREM (GAMMA HYDROXYBUTYRATE)
Narcolepsy is a chronic neurologic disorder characterized by excessive daytime sleepiness, unavoidable daytime sleep episodes, cataplexy or sudden loss of muscle control, brief periods of muscle paralysis when awakening or falling asleep and hallucinogenic dreams. Other related symptoms include disturbances of auditory and visual perception, lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, impotence and depression. Narcolepsy is thought to affect between 120,000 and 180,000 patients in the United States. Although the peak age of reported symptoms is between 15 to 25 with a smaller peak occurring between 35 and 45, symptoms have been noted in persons as young as five years old.

The usual treatment for narcolepsy includes symptomatic treatment of daytime drowsiness and sleep attacks with stimulants. The auxiliary symptoms of cataplexy, sleep paralysis and hallucinogenic dreams are typically treated with tricyclic antidepressants. These treatment regimens, in addition to being only minimally effective, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects of insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. The tricyclic antidepressants can cause the side effects of dry mouth, impotence, loss of libido, rapid heart beats and drug tolerance. Xyrem is a naturally occurring substance found in many human tissues. Previous clinical studies with Xyrem suggest that it is a safe, nontoxic substance that is effective in the treatment of narcolepsy. When administered at night, it has been shown to improve night-time sleep and to control cataplexy, sleep paralysis and hallucinations. More than 120 narcolepsy patients have been exposed to clinical doses with no consistent ill effects for up to 12 years of treatment. Xyrem does not appear to have the side effects associated with tricyclic antidepressants and appears to reduce the level of stimulant medication required to maintain alertness. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

Xyrem is a known compound that has already been used to treat narcolepsy and is not patentable for this indication. The Company has, however, received orphan drug designation for Xyrem and has negotiated certain exclusive manufacturing agreements. An IND has been submitted to and approved by the FDA and controlled clinical trials have begun. Gamma hydroxybutyrate has been reported to be abused and may be designated a "scheduled drug" under the Controlled Substances Act by the Drug Enforcement Agency and/or by certain states. A scheduled drug must be manufactured, sold, distributed and used according to strict regulations, all of which are routinely done in the pharmaceutical industry.


COLLOIDAL BISMUTH SUBCITRATE
The Company licensed colloidal bismuth subcitrate ("CBS") from Josman Laboratories, Inc., which has filed United States and foreign patents for the CBS treatment of oral Helicobacter pylori ("H. pylori"). H. pylori is the bacterium shown to cause both duodenal and gastric ulcers and is estimated to be present in the majority of patients with duodenal or gastric ulcers. Some physicians believe that H. pylori in the mouth may reinfect the stomach or duodenum with ulcers. Within a year of effective ulcer eradication, up to 80% of patients experience recurrence of these ulcers. In the United States, duodenal and gastric ulcers afflict about four and a half million people, many of whom are treated with "triple therapy" that involves use of bismuth, metronidazole and an antibiotic such as clarithromycin. CBS is currently marketed in Europe as an antibiotic treatment in tablet form to kill H. pylori in the duodenum or stomach. Although there are numerous other products in development for the treatment of H. pylori, the Company is not aware of any that are intended to treat this bacterium in the mouth.

The Company will complete a Phase I trial in the first quarter of 1997. This trial was initiated by Josman as a "pilot clinical trial" to determine whether CBS delivered as a chewing gum reduces H. pylori in the mouth. If the results of this trial are positive, the Company will continue development of the product. If the link between H. pylori's presence in the mouth and the reoccurrence of stomach and duodenum ulcers is established, the Company believes the medical value of a fully developed CBS product will increase substantially. As it advances development of CBS as a treatment for oral H. pylori, the Company may assess additional potential indications for this product.


INTRACHOL (CHOLINE CHLORIDE) FOR INJECTION
Choline is necessary for normal functioning in the human organism. Patients on long-term total parenteral nutrition ("TPN") may develop a choline deficiency manifested by low plasma choline levels, elevated liver enzymes and the development of fatty deposits in the liver (hepatic steatosis). If untreated, the fatty liver condition can progress to cirrhosis and other serious liver diseases that may cause death. Existing clinical studies indicate that by adding Intrachol to the TPN solution, a fatty liver may be returned to normal.

The Company is developing Intrachol as a sterile intravenous solution to treat, and possibly prevent, choline deficiency and its consequences in patients on long-term TPN therapy. It is estimated that roughly 40,000 patients in the United States receive daily, long-term TPN.

Intrachol has been licensed by the Company from Dr. Alan Buchman of the University of Texas. The license agreement gives the Company exclusive worldwide rights to Intrachol for the treatment of TPN-associated liver disorders. A United States patent has been issued, and orphan drug designation has been granted by the FDA. Dr. Buchman has completed one clinical trial and one pharmacokinetic study with choline. A larger controlled trial supported by an FDA orphan drug grant began in 1995 under Dr. Buchman's direction.

The Company has an IND for Intrachol and plans to initiate a Phase III controlled trial in 1997. Prior to filing the IND, the Company reviewed its development plan with the FDA. Negotiations are underway with contract manufacturers that can produce this sterile product both for future clinical trials and for commercial production. A clinical trial to evaluate the use of Intrachol to prevent choline deficiency and its consequences in patients receiving chronic TPN is being initiated in 1997, supported by a SBIR grant.

The Company intends to evaluate and possibly pursue additional indications for Intrachol as a treatment for choline deficiency in children who are receiving TPN. However, before the Company can market Intrachol for any specific additional indications, it must conduct clinical trials and obtain regulatory approval from the FDA. The Company is not presently conducting any such clinical trials.


REPLIDERM WOUND DRESSING
Chronic dermal ulcers are often the most difficult and costly wounds for physicians to treat. The Company plans to focus on one of the three most common types of these ulcers, decubitus ulcers (pressure sores). Decubitus ulcers occur in immobile patients whose circulation is compromised when soft tissue is compressed between a bone and a hard surface, such as a bed. It is estimated that one to two million Americans suffer from these chronic wounds. Since it has such a broad potential market, Repliderm is not eligible for orphan drug designation.

Treatment of these wounds often includes regular dressing changes, use of pressure resistant bandages, surgical removal of necrotic tissue and the use of antibiotics when the wound is infected. The cost of treatment for one chronic wound with current therapy is estimated to range from $5,000 to $36,000. A number of wound healing therapies are currently under development by other companies, although no currently available single product has proven sufficient to accelerate wound repair.

Repliderm is a powder of ground bovine tracheal cartilage containing a mixture of collagen, mucopolysaccharides, minerals and amino acids. The Company has an exclusive worldwide license agreement with Lescarden, Inc. to develop and market Repliderm for topical application. Repliderm received 510(k) marketing clearance by the FDA in December 1996. However, the Company will not market Repliderm until it completes additional clinical trials that indicate Repliderm successfully accelerates healing of decubitus ulcers. Accordingly, if the clinical trials provide sufficient positive data, the Company will file a Pre-Market Application ("PMA") in order to obtain broader marketing claims not available in the approved 510(k).


5FU (5-FLUOROURACIL)
A drug/device combination containing 5FU (5-fluorouracil) and a biodegradable polymer was licensed from the Bascom Palmer Eye Institute at the University of Miami School of Medicine. Designed to be implanted during conventional glaucoma surgery, this product slowly releases 5FU to control the inflammation and scarring associated with the post-surgical wound healing process and may significantly improve the surgical success rate. 5FU has been used for many years for this application through daily intraocular injections following glaucoma surgery. Animal data have demonstrated that the implant releases the 5FU over a period of weeks, after which the polymer carrier slowly dissolves.

The Company has rights to develop and market this product in the United States, Japan and Canada. Corneal, a French company, has rights to develop and market this product for the same indication in other countries. The Company expects to use data from the Corneal trials that are being initiated in Europe, as well as their manufacturing and toxicology data, in its NDA.


ITEM 2.  PROPERTIES
The Company currently occupies approximately 5,888 square feet of leased office space at a monthly rent of approximately $6,300, including operating expenses. This lease expires in July 1997. The Company believes its current facilities will be adequate for its presently anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS
None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company and their ages as of March 1, 1997.

             Name                  Age                  Title
             ----                  ---                  -----
William B. Adams                    50     Chairman of the Board of Directors
John Howell Bullion                 45     Chief Executive Officer and Director
Bertram A. Spilker, Ph.D., M.D.     55     President and Director
Dayton T. Reardan, Ph.D.            41     Vice President of Regulatory Affairs
Patti A. Engel                      36     Vice President of Marketing

Executive officers of the Company serve at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Adams has been the Company's Chairman of the Board since June 24, 1994. Mr. Adams is a co-founder of Chronimed and served as Chairman of the Board and a director of Chronimed from 1985 to June 1994. Since 1990, Mr. Adams has served as Chairman of the Board and Chief Executive Officer of Eco Soil Systems Inc., a water treatment and turf management company.

Mr. Bullion has been Chief Executive Officer of the Company since June 24, 1994. Mr. Bullion is a co-founder of Chronimed and has been a director of Chronimed since 1985. Since September 1993, Mr. Bullion has been President of Bluestem Partners, Ltd., which invests in and provides management services to developing businesses. From March 1992 to July 1993, Mr. Bullion served as President of Dahl & Associates, an environmental soil and ground water remediation company. Prior to joining Dahl & Associates, Mr. Bullion served for one year as President of Concurrent Knowledge Systems, Inc.

Dr. Spilker has been President of the Company since June 24, 1994. From January 1993 to June 1994, Dr. Spilker was a Vice President of Chronimed with responsibility for managing the Orphan Medical Division. From 1983 to 1992, Dr. Spilker was Director of Project Coordination and from 1979 to 1983, he was a Senior Clinical Research Scientist at Burroughs Wellcome. Dr. Spilker has held appointments as full professor in medicine and pharmacology at the University of North Carolina Medical School and as Clinical Professor at the University of North Carolina School of Pharmacy. Dr. Spilker was a full professor at the Duke University Fuqua School of Business in 1993 and is currently a Clinical Professor in Pharmacy Practice at the University of Minnesota.

Dr. Reardan has been the Company's Vice President of Regulatory Affairs since May 1995 and had been the Director of Regulatory Affairs since joining the Company in 1994. From 1993 to 1994, he was Director of Development at CV Therapeutics. From 1984 to 1993, he held a variety of management positions at Xoma Corporation, most recently Director of Project Management.

Ms. Engel has been the Company's Vice President of Marketing since May 1995 and had been Director of Marketing for the Company since joining the Company in 1994. From 1984 to 1994, Ms. Engel held a variety of sales and marketing management positions with 3M Pharmaceuticals, a division of the 3M Company.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated commencing with the date on which the Company's Common Stock became publicly traded.

                                                      High             Low
                                                  ------------     ------------
YEAR ENDED JUNE 30, 1995
  October 12, 1994 through December 30, 1994            $5.125           $3.500
  December 31, 1994 through March 31, 1995              $5.125           $3.000
  April 1, 1995 through June 30, 1995                   $5.125           $3.875

SIX MONTHS ENDED DECEMBER 31, 1995
  July 1, 1995 through September 29, 1995               $8.500           $4.875
  September 30, 1995 through December 31, 1995          $7.625           $5.500

YEAR ENDED DECEMBER 31, 1996
  January 1, 1996 through March 31, 1996                $9.750           $5.375
  April 1, 1996 through June 30, 1996                  $10.250           $7.250
  July 1, 1996 through September 30, 1996              $11.125           $6.875
  October 1, 1996 through December 31, 1996            $11.125           $7.875

As of March 10, 1997, the Company's Common Stock was held by 313 shareholders of record and the Company estimates that there were approximately 4,900 beneficial owners of its Common Stock on such date.

The Company has never declared or paid any dividends and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.


ITEM 6.  SELECTED FINANCIAL DATA

                                             FINANCIAL POSITION

                                                                                     (Unaudited)
                                                  December 31,     December 31,      December 31,        July 1,
                                                      1996            1995              1994              1994
                                                 -------------    -------------     -------------    -------------
   Cash and cash equivalents                     $  3,927,945     $  5,029,682      $  3,186,328     $         -

   Working capital                                 14,538,893        7,317,554         3,736,121       4,924,303

   Total assets                                    17,150,599        8,987,362         4,087,599       5,067,392

   Deficit accumulated during the development     (14,808,669)      (7,191,485)       (2,033,538)       (892,330)
     stage

   Total shareholders' equity                      14,795,331        7,493,990         3,850,171       4,991,379



ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)

                                                    FINANCIAL RESULTS

                                                  (Unaudited)      (Unaudited)                         Period from
                                For the Year      For the Year     For the Six       Period from     January 1, 1993
                                   Ended             Ended         Months Ended     January 1,1993   (Inception) to
                                December 31,      December 31,     December 31,     (Inception) to    December 31,
                                    1996              1995             1994          July 1, 1994         1996
                              ----------------- ---------------------------------- ----------------- ----------------
Revenues                      $        36,681   $           -    $           -     $           -     $      36,681

Operating expenses:
   Cost of sales                     10,446                 -                -                 -            10,446
   Research and development       6,248,381         4,100,502          727,404           647,125        11,723,412
   General and administrative     2,253,717         1,496,113          510,556           245,205         4,505,591
                              ----------------- ---------------- ----------------- ----------------- ----------------
Loss from operations             (8,475,863)       (5,596,615)      (1,237,960)         (892,330)      (16,202,768)

Other income:
   Interest                         858,679           438,668           96,752                 -         1,394,099
                              ----------------- ---------------- ----------------- ----------------- ----------------

Net loss and deficit
  accumulated during the
  development stage             $(7,617,184)      $(5,157,947)     $(1,141,208)        $(892,330)     $(14,808,669)
                              ================= ================ ================= ================= ================

Net loss per common share            $(1.43)           $(1.89)           $(.96)            $(.75)           $(5.67)
                              ================= ================ ================= ================= ================

Weighted average number of
    shares outstanding            5,331,356         2,734,680        1,184,712         1,187,750         2,611,863
                              ================= ================ ================= ================= ================


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed Inc. The activities of the Orphan Medical Division, formed in January 1993, and the Company, since its incorporation, have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products and preparing for the commercial introduction of three products. The Company reported its first revenues in December 1996 with the commercial introduction of Cystadane and Elliotts B Solution. As of December 31, 1996, approximately $12,560,352 of cash has been used to fund operating activities since January 1, 1993 (inception). The Company does not expect to achieve profitable operations until at least 1999.

RESULTS OF OPERATIONS
In 1995, the Company changed from a June 30 fiscal year to a calendar year, resulting in a shortened fiscal year of six months from July 1, 1995 to December 31, 1995. Management's discussion and analysis of results of operations includes a comparison of audited financial results for the twelve months ended December 31, 1996 to the unaudited financial results for the twelve months ended December 31, 1995, and a comparison of the audited financial results for the six months ended December 31, 1995 to the unaudited financial results for the six-months ended December 31, 1994. See Note 11 of the Notes to the Financial Statements.


TWELVE MONTHS ENDED DECEMBER 31, 1996 (AUDITED) VS. TWELVE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)
The Company commenced shipping Elliotts B Solution and Cystadane for the first time in December 1996, whereas it had no sales in 1995. Sales were $36,681 for the twelve months ended December 31, 1996. Sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its approved products.

Cost of sales increased from zero for the twelve months ended December 31, 1995 to $10,446 for the twelve months ended December 31, 1996. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expenses increased from $4,100,502 (73% of the total loss from operations) for the twelve months ended December 31, 1995 to $6,248,381 (74% of the total loss from operations) for the twelve months ended December 31, 1996. The $2,147,879 increase is largely attributable to higher levels of outside development expenditures, principally clinical trial programs, toxicology and drug manufacturing costs, for Caprogel, Xyrem and Sucraid, and development spending that commenced in 1996 on four new products and one additional indication of a Current Product. The Company filed one NDA for Antizol and a 510(k) application for Repliderm during 1996, whereas the Company filed three NDAs (Cystadane, Elliotts B Solution and Antizol-Vet) during 1995. As of December 31, 1996, the Company had thirteen products under development, whereas twelve products were under development as of December 31, 1995. Research and development expenditures will likely continue to fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of pre-clinical and clinical development programs. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures and the availability of funding.

General and administrative expenses increased from $1,496,113 (27% of the total loss from operations) for the twelve months ended December 31, 1995 to $2,253,717 (27% of the total loss from operations) for the twelve months ended December 31, 1996. The $757,604 increase is principally due to adding staff and sales and marketing costs for the commercial introduction of the Company's first FDA approved products. General and administrative expenses will likely increase principally due to the full year effect of sales and marketing programs associated with the Company's three approved products and for marketing awareness programs for products the Company expects to receive FDA clearance in 1997 and early 1998.

Other income increased from $438,668 for the twelve months ended December 31, 1995 to $858,679 for the twelve months ended December 31, 1996. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's secondary offering of Common Stock in April 1996. Other income is expected to decline as currently invested funds are used to fund development activities.

Net losses for the twelve months ended December 31, 1996 and for the twelve months ended December 31, 1995 were $(7,617,184) and $(5,157,947), respectively. Net losses per common share for these respective periods were $(1.43) and $(1.89), based on weighted average number of common shares outstanding of 5,331,356 and 2,734,680, respectively.


SIX MONTHS ENDED DECEMBER 31, 1995 (AUDITED) VS. SIX MONTHS ENDED DECEMBER 30, 1994 (UNAUDITED)
Research and development expenses increased from $727,404 (59% of the total loss from operations) for the six months ended December 30, 1994 to $2,414,988 (73% of the total loss from operations) for the six months ended December 31, 1995. The $1,687,584 increase is largely attributable to outside development expenditures, principally clinical programs, toxicology and drug manufacturing costs for Caprogel, Antizol, Cystadane, Busulfanex and Xyrem. This increase reflects increased spending for several products for which the Company has filed NDAs and for which it expects to file NDAs in 1996. The Company filed three NDAs (Cystadane, Elliotts B Solution and Antizol-Vet) during the six months ended December 31, 1995, whereas no NDAs were filed during the six months ended December 30, 1994. As of December 31, 1995, the Company had twelve products under development, whereas ten products were under development as of December 30, 1994.

General and administrative expenses increased from $510,556 (41% of the total loss from operations) for the six months ended December 30, 1994 to $872,773 (27% of the total loss from operations) for the six months ended December 31, 1995. The $362,217 increase is principally due to adding staff and a bonus arrangement.

Other income increased from $96,752 for the six months ended December 30, 1994 to $289,611 for the six months ended December 31, 1995. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public offering of Common Stock in May 1995.

Net losses for the six months ended December 31, 1995 and for the six months ended December 30, 1994 were $(2,998,150) and $(1,141,208), respectively. Net losses per common share for these respective periods were $(.80) and $(.96), based on weighted average number of common shares outstanding of 3,739,588 and 1,184,712, respectively.


FISCAL YEAR ENDED JUNE 30, 1995 (AUDITED) VS. TO FISCAL YEAR ENDED JULY 1, 1994 (AUDITED)
Research and development expenses increased from $647,125 (76% of the total loss from operations) for the fiscal year ended July 1, 1994 to $2,412,918 (68% of the total loss from operations) for the fiscal year ended June 30, 1995. The $1,765,793 increase is largely attributable to outside development expenditures, principally toxicology and drug manufacturing costs related to Busulfanex, Xyrem and Antizol. During fiscal 1994, the Company commenced development spending for seven products, with only partial year spending on several of the products. During fiscal 1995, the number of products under development increased to twelve and the spending on several of the carryover products from 1994 covered a full year.

General and administrative expenses increased from $201,537 (24% of the total loss from operations) in fiscal 1994 to $1,133,896 (32% of the total loss from operations) in fiscal 1995. The $932,359 increase is principally due to adding executive, regulatory and marketing personnel and, to a lesser extent, to legal expenses, investor relations costs and other expenses related to the Company being a public company.

Other income increased from zero in fiscal 1994 to $245,809 in fiscal 1995. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public offering of Common Stock in May 1995 and the collection of a $5,000,000 receivable from Chronimed in July and September 1994.

Net losses for fiscal 1995 and 1994 were $(3,301,005) and $(848,662), respectively. Net losses per common share for these respective periods were $(2.28) and $(.71), based on weighted average number of common shares outstanding of 1,447,452 and 1,187,750, respectively.


LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, and interest income. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

The Company has used $12,560,352 to fund operations from January 1, 1993 (inception) through December 31, 1996. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from January 1, 1993 through July 1, 1994. Thereafter, the Company has used $11,734,289 to fund operations.

Net working capital (current assets less current liabilities) increased from $7,317,554 at December 31, 1995 to $14,538,893 at December 31, 1996. Total
current assets (consisting primarily of cash and cash equivalents, and available-for-sale securities) increased from $8,810,926 at December 31, 1995 to $16,894,161 at December 31, 1996.

The Company's commitments for outside development spending increased from $1,839,000 at December 31, 1995 to $4,287,000 at December 31, 1996 (also see
Note 9 to the Financial Statements). As a result, the Company expects development expenditures to increase. The Company estimates that a significant portion of its future commitments for proposed development expenditures will relate to Xyrem. In order to limit its potential financial commitment on this product, the Company is currently exploring several options that could reduce the Company's future cash funding requirements for this product.

The Company believes that it has sufficient capital to fund its operations through the first half of 1998. The Company's future liquidity and capital requirements will depend on, among other factors, the extent to which the Company's FDA approved products gain market acceptance, the timing of regulatory actions regarding future products, the costs and timing of sales, marketing and manufacturing activities, the results of clinical trials and competition. However, to fully implement the Company's current business plan through 1999, the Company believes it will need to raise at least $15,000,000 of additional capital, assuming no internally generated funding is available. The Company's future capital requirements take into account the expected delay in the market introduction and the added development costs resulting from the FDA's requirement to broaden clinical data to be submitted with the NDA for Busulfanex, as well as the development costs for the new products the Company licensed during 1996. The Company currently has no assurance that such capital will be available on acceptable terms, or at all. In the event that the Company is unable to raise additional capital on a timely basis, it expects to reduce or defer the amount allocated to planned development activities of its Current Products.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The financial statements of the Company as of and for the year ended December 31, 1996 begin on page F-1 of this Annual Report.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) DIRECTORS OF THE REGISTRANT.
The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on May 8, 1997 (the "Proxy Statement").

(b) EXECUTIVE OFFICERS OF THE REGISTRANT.
Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption "Executive Officers of the Registrant".

(c) COMPLIANCE WITH 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
The information required by this item is incorporated by reference from the information under the caption "Section 16(a) Reporting" contained in the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
The information required by this item is incorporated by reference from the information under the caption "Stock Ownership" contained in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.


                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1) FINANCIAL STATEMENTS

                                                                   PAGE NUMBER
                                                                     IN THIS
                            DESCRIPTION                           ANNUAL REPORT
--------------------------------------------------------------    -------------
Report of Independent Auditors                                         F-1

Balance Sheets                                                         F-2
Statements of Operations                                               F-3
Statements of Cash Flows                                               F-4
Statement of Changes in Shareholders' Equity                           F-5
Notes to Financial Statements                                      F-6 to F-10

(a)(2) All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

(a)(3) LISTING OF EXHIBITS


 Exhibit                                                                                               Method of
 Number                                     Description                                                  Filing
------------------------------------------------------------------------------------------             ---------
   3.1     Articles of Incorporation of Orphan Medical, Inc. ("OMI")                                      (1)
   3.2     Bylaws of OMI, as amended                                                                      (1)
   4.1     OMI 1994 Stock Option Plan                                                                     (1)
   4.2     OMI Employee Incentive Stock Option Agreement                                                  (1)
   4.3     OMI Non-Incentive Stock Option Agreement                                                       (1)
   4.4     OMI Non-Incentive Stock Option Agreement for Non-Employee Directors                            (1)
   10.1    Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994          (1)
   10.2    Transfer Agreement between OMI and Chronimed effective July 1, 1994                            (1)
   10.3    Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994           (1)
   10.4    Administrative Services Agreement between OMI and Chronimed effective July 2, 1994             (1)
   10.5    Security Agreement between OMI and Chronimed effective July 2, 1994                            (1)
   10.6    Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for
           Innovative Technology dated September 17, 1993                                                 (1)
   10.7    Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas
           System and the University of Houston effective February 14, 1994                               (1)
   10.8    Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated
           December 29, 1993                                                                              (1)
   10.9    Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment
           Group, Inc. dated December 17, 1993                                                            (1)
  10.10    License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer
           dated March 2, 1994                                                                            (1)
  10.11    Employment Agreement between OMI and John Howell Bullion dated August 31, 1994                 (1)
  10.12    Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994     (1)
  10.13    Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between
           OMI and Richard Breuer dated September 30, 1994                                                (2)
  10.14    Assumption Agreement and Consent to Assignment regarding Aminocaproic Acid between OMI
           and Virginia's Center for Innovative Technology dated September 30, 1994                       (2)
  10.15    Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and
           Mericon Investment Group, Inc. dated October 5, 1994                                           (2)
  10.16    License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon
           Investment Group, Inc. dated July 6, 1993                                                      (2)
  10.17    License Agreement regarding Glucaric Acid between OMI and Ohio State University Research
           Foundation dated December 28, 1994                                                             (2)
  10.18    Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI
           and Lifecore Biomedical, Inc. dated December 21, 1994                                          (2)
  10.19    Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994        (2)
  10.20    Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the
           University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University
           of Texas System and the University of Houston dated October 18, 1994                           (2)
  10.21    License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994      (2)
  10.22    License Agreement regarding Sucrase between OMI and Hartford Hospital dated December 30,
           1994                                                                                           (2)
  10.23    Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February
           6, 1995                                                                                        (2)
  10.24    Consulting Agreement between OMI and William B. Adams dated November 15, 1994                  (3)
  10.25    Lease Agreement between OMI and Wahldick Rice Property Management, Inc. ("Wahldick")
           dated January 5, 1995                                                                          (2)
  10.26    Lease Agreement between OMI and Wahldick dated October 3, 1994                                 (2)
  10.27    Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated October 17,
           1994                                                                                           (2)
  10.28    Lease Agreement between OMI and Wahldick dated May 26, 1995                                    (4)
  10.29    Agreement between OMI and David A. Feste effective July 1, 1995                                (4)
  10.30    Development and License Agreement regarding Choline Chloride between OMI and Alan
           Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995                (4)
  10.31    Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard
           Breuer dated May 12, 1995                                                                      (4)
  10.32    Addendum to Administrative Services Agreement between OMI and Chronimed dated August 2,
           1995                                                                                           (4)
  10.33    Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for
           Innovative Technology dated September 17, 1993                                                 (5)
  10.34    Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated
           July 2, 1994                                                                                   (5)
  10.35    Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated
           October 19, 1994                                                                               (5)
  10.36    IRS tax qualification letter dated January 10, 1996 regarding the favorable determination
           of the tax status of the OMI 401(k) Savings Plan                                               (5)
  10.37    Lease Agreement between OMI and Wahldick Rice Property Management, Inc. dated February 5,
           1996                                                                                           (5)
  10.38    Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman
           Laboratories, Inc. dated March 4, 1996                                                         (5)
  10.39    Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and
           Distribution Agreement dated July 2, 1996                                                      (6)
  10.40    Cystadane Agreement between the OMI and Chronimed dated October 11, 1996                       (7)
  10.41    License Agreement regarding alpha galactosidase A between OMI and Research Corporation        Filed
           Technologies, Inc. dated March 15, 1996(8)                                                   herewith
  10.42    License Agreement regarding 5-fluorouracil between OMI and the University of Miami and        Filed
           its Department of Opthalmology dated December 6, 1996 (8)                                    herewith
  10.43    Collaborative Development Agreement regarding clonidine between OMI and Medtronic, Inc.       Filed
           dated November 27, 1996 (8)                                                                  herewith
  10.44    Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996 (8)       Filed
                                                                                                        herewith
   23.1    Consent of Ernst & Young LLP                                                                  Filed
                                                                                                        herewith
    24     Power of Attorney                                                                             Filed
                                                                                                        herewith
    27     Financial Data Schedule - EDGAR SCHEDULE                                                      Filed
                                                                                                        herewith
    99     Cautionary Statements                                                                         Filed
                                                                                                        herewith

(1) Incorporated by reference to the corresponding exhibit numbers in OMI's Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.

(2) Incorporated by reference to the corresponding exhibit numbers in OMI's Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 0-24760.

(3) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended December 30, 1994, Commission File No. 0-24760.

(4) Incorporated by reference to the corresponding exhibit numbers in OMI's Annual Report on Form 10-K filed for the year ended June 30, 1995, Commission File No. 0-24760.

(5) Incorporated by reference to the corresponding exhibit numbers in OMI's Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 0-24760.

(6) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-24760.

(7) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-24760.

(8) Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and exchange Commission pursuant to a request for confidential treatment.

(b)  REPORTS ON FORM 8-K
None

(c)  EXHIBITS
See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES
See Item 14(a)(2) above.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 17th day of March, 1997.

                                        ORPHAN MEDICAL, INC.
                                        By:
                                            /s/ John Howell Bullion
                                            -----------------------------------
                                            John Howell Bullion
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 17, 1997.

                  SIGNATURE                            TITLE
------------------------------------------   ----------------------------------

           /s/ John Howell Bullion           Chief Executive Officer (Principal
------------------------------------------   Executive Officer) and a Director
             John Howell Bullion


                      *                      President and Director
------------------------------------------
       Bertram A. Spilker, Ph.D., M.D.


                      *                      Director
------------------------------------------
               William A. Adams


                      *                      Director
------------------------------------------
            Maurice R. Taylor, II


                      *                      Director
------------------------------------------
   Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)


                      *                      Director
------------------------------------------
        W. Leigh Thompson, Ph.D., M.D.


                      *                      Director
------------------------------------------
       William M. Wardell, Ph.D., M.D.


By:  /s/ John Howell Bullion
     -------------------------------------
     John Howell Bullion, Attorney-In-Fact


         * John Howell Bullion, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a "*", by signing his name hereto, does hereby sign and execute this Annual Report on behalf of each of the officers and directors in the capacities in which the name of each appears above.



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Orphan Medical, Inc.


We have audited the accompanying balance sheets of Orphan Medical, Inc. (a development stage company) as of December 31, 1996 and 1995, the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995, the years ended June 30, 1995 and July 1, 1994, and the period from January 1, 1993 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the six months ended December 31, 1995, the years ended June 30, 1995 and July 1, 1994 and the period from January 1, 1993 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                                         /s/ Ernst & Young LLP


Minneapolis, Minnesota
January 31, 1997



                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                            1996              1995
                                                        ------------      ------------
Assets
Current assets:
   Cash and cash equivalents                            $  3,927,945      $  5,029,682
   Available-for-sale securities                          12,779,961         3,719,555
   Accounts receivable                                        36,679            14,192
   Other receivables                                         114,506             4,868
   Prepaid expenses                                           35,070            42,629
                                                        ------------      ------------
Total current assets                                      16,894,161         8,810,926

Property and equipment:
   Office equipment                                          336,991           211,372
   Accumulated depreciation                                  (80,957)          (35,502)
                                                        ------------      ------------
                                                             256,034           175,870

Organization costs, net of amortization                          404               566
                                                        ------------      ------------
Total assets                                            $ 17,150,599      $  8,987,362
                                                        ============      ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                $  2,297,736      $  1,454,081
   Accrued payroll and related taxes                          57,532            39,291
                                                        ------------      ------------
Total current liabilities                                  2,355,268         1,493,372

Commitments (Note 9)

Shareholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 6,056,088 and 3,739,588 issued and
     outstanding                                              60,561            37,396
   Additional paid-in capital                             29,543,439        14,648,079
   Deficit accumulated during the development stage      (14,808,669)       (7,191,485)
                                                        ------------      ------------
Total shareholders' equity                                14,795,331         7,493,990
                                                        ------------      ------------
Total liabilities and shareholders' equity              $ 17,150,599      $  8,987,362
                                                        ============      ============

SEE ACCOMPANYING NOTES.




                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                 FOR THE YEAR       FOR THE SIX        FOR THE YEAR       FOR THE YEAR        PERIOD FROM
                                    ENDED           MONTHS ENDED           ENDED              ENDED          JANUARY 1, 1993
                                 DECEMBER 31,       DECEMBER 31,          JUNE 30,           JULY 1,         (INCEPTION) TO
                                     1996               1995               1995               1994          DECEMBER 31, 1996
                                 ------------       ------------       ------------       ------------      -----------------
Revenues                         $     36,681       $       --         $       --         $       --         $     36,681

Operating expenses:
   Cost of sales                       10,446               --                 --                 --               10,446
   Research and development         6,248,381          2,414,988          2,412,918            647,125         11,723,412
   General and
     administrative                 2,253,717            872,773          1,133,896            201,537          4,505,591
                                 ------------       ------------       ------------       ------------       ------------
Loss from operations               (8,475,863)        (3,287,761)        (3,546,814)          (848,662)       (16,202,768)

Other income:
   Interest                           858,679            289,611            245,809               --            1,394,099
                                 ------------       ------------       ------------       ------------       ------------

Net loss and deficit
   accumulated during the
   development stage             $ (7,617,184)      $ (2,998,150)      $ (3,301,005)      $   (848,662)      $(14,808,669)
                                 ============       ============       ============       ============       ============

Net loss per common share        $      (1.43)      $       (.80)      $      (2.28)      $       (.71)      $      (5.67)
                                 ============       ============       ============       ============       ============

Weighted average number of
   shares outstanding               5,331,356          3,739,588          1,447,452          1,187,750          2,611,863
                                 ============       ============       ============       ============       ============

SEE ACCOMPANYING NOTES.




                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      PERIOD FROM
                                          FOR THE YEAR       FOR THE SIX        FOR THE YEAR                        JANUARY 1, 1993
                                              ENDED          MONTHS ENDED          EMDED           FOR THE YEAR     (INCEPTION) TO
                                           DECEMBER 31,      DECEMBER 31,         JUNE 30,         ENDED JULY 1,     DECEMBER 31,
                                              1996              1995               1995                1994               1996
                                          ------------       ------------       ------------       ------------     ---------------
OPERATING ACTIVITIES
Net loss                                  $ (7,617,184)      $ (2,998,150)      $ (3,301,005)      $   (848,662)      $(14,808,669)
Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and amortization              48,898             17,672             18,072               --               84,642
     Loss on disposition of fixed assets         4,091               --                 --                 --                4,091
     Changes in operating assets and
       liabilities:
         Increase in accounts
           payable and accruals                861,896            894,706            522,653             76,013          2,355,268
         Decrease (increase)
           in prepaid expenses                   7,559             (6,579)           (35,734)              (316)           (35,070)
         Increase in receivables and
           other                              (132,125)             1,423            (20,482)            (9,430)          (160,614)
                                          ------------       ------------       ------------       ------------       ------------
Net cash used in operating activities       (6,826,865)        (2,090,928)        (2,816,496)          (782,395)       (12,560,352)

INVESTING ACTIVITIES
Purchase of office equipment                  (132,991)           (31,772)          (151,525)           (66,267)          (382,555)
Proceeds from sale of office equipment            --                 --               38,192               --               38,192
Purchase of short-term investments         (19,523,044)        (5,395,704)              --                 --          (24,918,748)
Maturities of short term  investments       10,462,638          1,676,149               --                 --           12,138,787
                                          ------------       ------------       ------------       ------------       ------------
Net cash used in investing activities       (9,193,397)        (3,751,327)          (113,333)           (66,267)       (13,124,324)

FINANCING ACTIVITIES
Net proceeds from capital contribution            --                 --            5,000,000               --            5,000,000
Stock option exercised                          83,625               --                 --                 --               83,625
Net proceeds from stock offering            14,834,900               --            8,801,766               --           23,636,666
Expenses paid by Chronimed                        --                 --                 --              848,662            892,330
                                          ------------       ------------       ------------       ------------       ------------
Net cash provided by financing activities   14,918,525               --           13,801,766            848,662         29,612,621
                                          ------------       ------------       ------------       ------------       ------------

Increase (decrease) in cash and
   cash equivalents                         (1,101,737)        (5,842,255)        10,871,937               --            3,927,945
Cash and cash equivalents at
   the beginning of period                   5,029,682         10,871,937               --                 --                 --
                                          ------------       ------------       ------------       ------------       ------------
Cash and cash equivalents at
   the end of period                      $  3,927,945       $  5,029,682       $ 10,871,937       $       --         $  3,927,945
                                          ============       ============       ============       ============       ============

SUPPLEMENTAL CASH FLOW
   INFORMATION
 Interest received                        $    719,542       $    261,562       $    236,938       $       --         $  1,218,039

SEE ACCOMPANYING NOTES.




                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                 COMMON STOCK                  ADDITIONAL          DURING
                                        -------------------------------         PAID-IN         DEVELOPMENT
                                           SHARES             AMOUNT            CAPITAL            STAGE               TOTAL
                                        ------------       ------------       ------------      ------------       ------------
Net loss for the period of January
   1, 1993 (inception) to July 2,               --         $       --         $       --        $    (43,668)      $    (43,668)

Contribution by Chronimed                       --                 --               43,668              --               43,668
                                        ------------       ------------       ------------      ------------       ------------
Balance at July 2, 1993                         --                 --               43,668           (43,668)              --
   Net loss                                     --                 --                 --            (848,662)          (848,662)
   Issuance of Common Stock in
     connection with establishment
     of Company and net assets
     distributed to Company in
     connection with spin-off              1,187,750             11,878          5,828,163              --            5,840,041
                                        ------------       ------------       ------------      ------------       ------------
Balance at July 1, 1994                    1,187,750             11,878          5,871,831          (892,330)         4,991,379
   Net loss                                     --                 --                 --          (3,301,005)        (3,301,005)
   Adjustment related to actual
     number of shares distributed
     to shareholders in connection
     with spin-off                            (6,912)               (70)                70              --                 --
   Proceeds from public offering
     in May and June of 2,558,750
     shares at $4.00 per share,
     net of commissions and
     expenses of $1,433,284                2,558,750             25,588          8,776,128              --            8,801,716
   Proceeds from issuance of
     warrant agreement to purchase
     222,500 shares at $5.20 per share          --                 --                   50              --                   50
                                        ------------       ------------       ------------      ------------       ------------
Balance at June 30, 1995                   3,739,588             37,396         14,648,079        (4,193,335)        10,492,140
   Net loss                                     --                 --                 --          (2,998,150)        (2,998,150)
                                        ------------       ------------       ------------      ------------       ------------
Balance at December 31, 1995               3,739,588             37,396         14,648,079        (7,191,485)         7,493,990
   Net loss                                     --                 --                 --          (7,617,184)        (7,617,184)
   Proceeds from public offering
     in April of 2,300,000 shares
     at $7.125 per share, net of
     commissions and expenses of
     $1,552,600                            2,300,000             23,000         14,811,900              --           14,834,900
   Options exercised                          16,500                165             83,460                               83,625
                                        ------------       ------------       ------------      ------------       ------------
Balance at December 31, 1996               6,056,088       $     60,561       $ 29,543,439      $(14,808,669)      $ 14,795,331
                                        ============       ============       ============      ============       ============

SEE ACCOMPANYING NOTES.




                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1. BUSINESS ACTIVITY
Orphan Medical, Inc. (the "Company") is a development stage company formed to acquire, develop, and market products of high medical value intended to address inadequately treated or uncommon diseases of distinct patient populations treated by health care specialists. The Company is the successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. ("Chronimed") from January 1, 1993 (inception) to July 1, 1994. In July 1994, Chronimed contributed the assets and personnel of its Orphan Medical Division, together with the rights to several proposed pharmaceutical products, to the Company. In October 1994, Chronimed distributed the shares of the Company's Common Stock to the shareholders of Chronimed. At December 31, 1996, three of the Company's products had been cleared for marketing by the Food and Drug Administration ("FDA"), a new drug application for one product was pending before the FDA, and thirteen products were in various stages of development.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

FISCAL YEAR
In 1995, the Company changed its fiscal year ending June 30 to a calendar year ending December 31. This change resulted in a shortened fiscal year of six months, July 1, 1995 to December 31, 1995.

REVENUE RECOGNITION
Sales are recognized upon shipment of products to the Company's customers.

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

PROPERTY AND EQUIPMENT
Property and equipment acquired since July 1, 1994 are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives of five to seven years.

INTANGIBLE ASSETS
Intangible assets are amortized on a straight-line basis over a five-year period.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to operations as incurred.

ACCOUNTS RECEIVABLE ALLOWANCE
The Company determines an allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

INCOME TAXES
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

STOCK BASED COMPENSATION
The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants. In 1996, the Company adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 , "Accounting for Stock Based Compensation ("SFAS 123"), issued in October 1995.

LOSS PER SHARE
Loss per share is based upon the weighted average number of shares outstanding during the respective periods. For the period ended July 1, 1994, net loss per common share is based on the number of shares that Chronimed estimated would be distributed in the spin-off. Common stock equivalents are not included as their effect is anti-dilutive.

RECLASSIFICATIONS
Certain prior year balances have been reclassified in order to conform with the current year presentation. These reclassifications have no impact on net loss or shareholders' equity as previously reported.

3. OPERATING LEASES
The Company has a non-cancelable operating lease for office space which expires on July 31, 1997. Future minimum lease payments, including current real estate taxes and operating expenses under this operating lease are as follows:

                                                   AMOUNT
                                               -------------
   Calendar year:
     1997                                         $ 44,000
                                               -------------
   Total                                          $ 44,000
                                               =============

Total rent expense was approximately $66,000, $27,000 and $47,000 for the year ended December 31, 1996, the six month period ended December 31, 1995, and for the year ended June 30, 1995, respectively. The Company had no rent expense prior to July 2, 1994.

4. INCOME TAXES
The Company has incurred net operating losses since inception. Losses through July 1, 1994, the effective date of the spin-off, were utilized by Chronimed in its consolidated income tax return. As of December 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $13,509,000 and research and experimentation tax credit carryforwards of approximately $1,008,000, which will be available to reduce its future tax liabilities through the year 2011. For financial reporting purposes, a valuation allowance of $5,709,000 has been recognized to offset the deferred tax assets related to these carryforwards.

No current income taxes have been provided for the year ended December 31, 1996, the six month period ended December 31, 1995 nor for the years ended June 30, 1995 and July 1, 1994, as the Company had a loss for both financial reporting and tax purposes.

Significant components of the Company's net deferred tax assets are as follows:

                                                                 DECEMBER 31,       DECEMBER 31,
                                                                     1996               1995
                                                              ----------------    ---------------
   Deferred tax assets:
     Net operating loss carryforwards                            $4,593,000         $2,155,000
     Research and experimentation credit carryforwards            1,008,000            130,000
     Vacation and other accrual                                     130,000             28,000
                                                              ----------------    ---------------
                                                                  5,731,000          2,313,000
   Total deferred tax liabilities:
     Depreciation                                                   (22,000)            (8,000)

   Valuation allowance for deferred tax assets                   (5,709,000)        (2,305,000)
                                                              ----------------    ---------------

   Net deferred tax assets                                       $       --         $       --
                                                              ================    ===============

In May 1995, the Company exceeded the limits allowable under Section 382 of the Internal Revenue Code related to changes in ownership percentage governing future utilization of NOL and research and experimentation tax credit carryforwards (tax benefit carryforwards). The effect of this occurrence is to limit the annual utilization of tax benefit carryforwards. As of December 31, 1996, approximately $1,259,000 of tax benefit carryforwards will be limited to either approximately $339,000 per year pre-tax for the NOL carryforward, or approximately $115,000 per year for the research and experimentation tax credit carryforward.

5. STOCK OPTIONS
In October 1995, shareholders approved the 1994 Stock Option Plan (the Plan), pursuant to which 1,250,000 shares of Common Stock are reserved for issuance to employees, directors and consultants. Under terms of the Plan, the Board of Directors may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Options are exercisable as prescribed by the Plan and expire up to fifteen years from the grant date for non-qualified stock options and up to ten years from the grant date for employee incentive stock options. The pro forma effect of applying SFAS 123 to the Company's stock based awards results in net loss and loss per share that are not materially different from amounts reported.

The following table summarizes all option grants made by the Company through December 31, 1996:

                                                 SHARES
                                                 RESERVED       OPTIONS                    AVERAGE OPTION
                                                FOR GRANT     OUTSTANDING    EXERCISABLE   PRICE PER SHARE
                                               ------------   -----------    -----------   ---------------
   Balance at July 1, 1994                              --             --          --
     Reserved - August 1994                      1,250,000             --
     Options granted or became exercisable      (1,044,500)     1,044,500     151,900           $5.00
                                               ------------- -------------- -------------
   Balance at June 30, 1995                        205,500      1,044,500     151,900
     Options granted or became exercisable        (189,500)       189,500     286,100            5.81
                                               ------------- -------------- -------------
   Balance at December 31, 1995                     16,000      1,234,000     438,000
     Options granted or became exercisable         (36,500)        36,500     169,433            8.06
     Options cancelled                              46,000        (46,000)         --            5.23
     Options exercised                                  --        (16,500)    (16,500)           5.07
     Reserved - December 1996                      300,000             --          --
                                               ------------- -------------- -------------
   Balance at December 31, 1996                    325,500      1,208,000     590,933
                                               ============= ============== =============


In December 1996, the 1994 Stock Option Plan was amended, subject to shareholder approval, to increase by 300,000, the number of shares reserved for issuance under the Plan.

6. STOCK WARRANTS
The Company issued warrants to the underwriter related to the Company's 1995 initial public stock offering to purchase 222,500 shares of Common Stock at a price of $5.20 per share. These warrants are exercisable at any time between May 11, 1997 and May 12, 2000.

7. SHAREHOLDERS' EQUITY
On October 12, 1994, Chronimed Inc. distributed 1,180,838 shares of the Company's Common Stock to its shareholders of record as of September 6, 1994. The distribution of the Company's Common Stock by Chronimed Inc. represented a complete distribution in connection with a spin-off of the Company, effective July 1, 1994.

The Company completed a public offering of Common Stock on May 19, 1995, and June 29, 1995, pursuant to which it sold 2,558,750 shares of Common Stock at $4.00 per share, before commissions and expenses.

The Company completed a secondary public offering of Common Stock on April 23, 1996 pursuant to which it sold 2,300,000 shares of Common Stock at $7.125 per share, before commissions and expenses.

8. EMPLOYEE BENEFIT PLAN
The Company maintains a 401(k) Savings Plan which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan does not require mandatory contributions by the Company, but discretionary contributions may be made at the election of the Company. The Company has not made any provision for discretionary contributions to the Plan.

9. COMMITMENTS
CONSULTING, AND TECHNICAL SERVICE AGREEMENTS: The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, license and research agreements, and agreements with drug distributors. The fees paid or accrued under these agreements with contract drug development and technical service companies totaled approximately $5,242,000 for the year ended December 31, 1996, $1,826,000 for the six month period ended December 31, 1995 and $1,040,000 for twelve month period ended June 30, 1995. At December 31, 1996, the Company expects to incur approximately $4,287,000 of additional expenditures in subsequent periods under these existing commitments. Commitments for development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of product development and the progress of preclinical and clinical development programs.

LICENSE AGREEMENTS: Several of the license agreements for inventions, compounds and technologies obligate the Company to pay certain royalties on net sales and certain fees upon the occurrence of certain events. These agreements are subject to termination by the Company, with significant financial penalties in certain cases. Unless these agreements are terminated or modified, the Company must pay minimum royalties and fees as set forth below. The Company has not recognized any royalty expense to date.

                     CALENDAR YEAR:              AMOUNT
                          1997                 $       0
                          1998                    15,000
                          1999                    69,000
                          2000                    92,000
                          2001                   119,000

The Company is also obligated to pay certain licensors additional amounts when certain milestones are achieved. Generally, filing a New Drug Application ("NDA") or obtaining approval of an NDA is considered a milestone under these agreements. Fees incurred under these agreements totaled approximately $25,000 for the year ended December 31, 1996, $7,500 for the six months ended December 31, 1995, $49,000 for the fiscal year ended June 30, 1995 and $77,000 for the fiscal year ended July 1, 1994.

CHRONIMED: Chronimed has the exclusive domestic distribution rights with respect to four of the Company's proposed pharmaceutical products. In addition, Chronimed shall receive a royalty on the domestic sales of two of the Company's products that have been granted marketing approval by the FDA in 1996. At December 31, 1996, royalties earned by Chronimed are not material.

10. RELATED PARTY TRANSACTIONS
Three directors of the Company are also directors of Chronimed. In addition, the Chairman of the Board of Directors of the Company was Chairman of the Board of Directors of Chronimed until June 1994 and an officer of the Company was also an officer of Chronimed until July 1994. The Company paid approximately $22,000, $41,000 and $69,000 in director fees and reimbursed expenses to these directors for the year ended December 31, 1996, the six months ended December 31, 1995 and for the fiscal year ended June 30, 1995, respectively. Employees of the Company serving as directors were not paid for their duties as directors.

11. CHANGE IN FISCAL YEAR
During 1995, the Company changed its fiscal year ending June 30 to a calendar year ending December 31. The following comparative financial information for calendar 1995 and the six months ended December 30, 1994 is unaudited. In the opinion of the management of the Company, these financial results reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation:

                                             YEAR ENDED     SIX MONTHS ENDED
                                            DECEMBER 31,      DECEMBER 31,
                                                1995              1994
                                          ----------------   ----------------
           Operating expenses:
              Research and development       $ 4,100,502     $     727,404
              General and administrative       1,496,113           510,556
                                          ----------------   ----------------
           Loss from operations               (5,596,615)       (1,237,960)

           Other income:
              Interest                           438,668            96,752
                                          ----------------   ----------------
           Net loss                          $(5,157,947)     $ (1,141,208)
                                          ================   ================
           Net loss per common share         $     (1.89)     $       (.96)
                                          ================   ================

           Weighted average number of
               shares outstanding              2,734,680         1,184,712
                                          ================   ================