Form 10-Q
period 1997-03-31
ORPHAN MEDICAL INC
filed 1997-05-09
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

                           Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                   6,063,588
      ----------------------------                   ---------
               (Class)                     (Outstanding at May 7, 1997)



                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - March 31, 1997 and December 31, 1996.                       3

Statements of Operations - Three months ended March 31, 1997 and March 31, 1996 and for the period January 1, 1993
(inception) through March 31, 1997.                                          4

Statements of Cash Flows - Three months ended March 31, 1997 and March 31, 1996 and for the period January 1, 1993
(inception) through March 31, 1997.                                          5

Notes to Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                7

PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

         Signature                                                          11


Antizol(TM), Antizol-Vet(TM), Caprogel(TM), Busulfanex(TM), Repliderm(TM), Intrachol(TM), Colomed(TM), Cystadane(TM), Elliotts B(TM) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                                                          March 31,            December 31,
                                                                            1997                   1996
                                                                        ------------           ------------
ASSETS                                                                   (Unaudited)              (Note)
Current assets:
   Cash and cash equivalents                                            $  3,608,747           $  3,927,945
   Available-for-sale securities                                          11,185,862             12,779,961
   Accounts receivable                                                        33,704                151,185
   Inventory                                                                 175,483                   --
   Prepaid expenses                                                          154,509                 35,070
                                                                        ------------           ------------
Total current assets                                                      15,158,305             16,894,161

Property and equipment, net of depreciation                                  266,340                256,438
                                                                        ------------           ------------
Total assets                                                            $ 15,424,645           $ 17,150,599
                                                                        ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                $  2,119,564           $  2,297,736
   Accrued payroll and related taxes                                          65,512                 57,532
                                                                        ------------           ------------
Total current liabilities                                                  2,185,076              2,355,268

Commitments (Note 4)

Shareholders' equity:
   Common Stock, $.01 par value; 25,000,000 shares authorized;
     6,063,088 and 6,056,088 shares issued and outstanding                    60,631                 60,561
   Additional paid-in capital                                             29,578,370             29,543,439
   Deficit accumulated during the development stage                      (16,397,452)           (14,808,669)
                                                                        ------------           ------------
                                                                          13,241,549             14,795,331
   Unrealized gain (loss) on available-for-sale securities                    (1,980)                  --
                                                                        ------------           ------------
Total shareholders' equity                                                13,239,569             14,795,331
                                                                        ------------           ------------
Total liabilities and shareholders' equity                              $ 15,424,645           $ 17,150,599
                                                                        ============           ============


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.



                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                          Period from
                                       For the Three Months Ended          January 1,
                                     ------------------------------     1993 (Inception)
                                       March 31,         March 31,       to March 31,
                                         1997              1996              1997
                                     ------------      ------------      ------------
Sales                                $    104,424      $       --        $    141,105
Operating expenses:
   Cost of sales                           43,696              --              54,142
   Research and development             1,137,805         1,382,527        12,861,217
   General and administrative             723,000           440,121         5,228,591
                                     ------------      ------------      ------------
Loss from operations                   (1,800,077)       (1,822,648)      (18,002,845)
                                     ------------      ------------      ------------

Other income:
   Interest                               211,294           110,435         1,605,393
                                     ------------      ------------      ------------

Net loss and deficit accumulated
   during the development stage      $ (1,588,783)     $ (1,712,213)     $(16,397,452)
                                     ============      ============      ============

Net loss per common share            $       (.26)     $       (.46)     $      (5.83)
                                     ============      ============      ============

Weighted average number of
   shares outstanding                   6,060,910         3,739,588         2,812,001
                                     ============      ============      ============


SEE ACCOMPANYING NOTES.



                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                            Period from
                                                          For the Three Months Ended      January 1, 1993
                                                        ------------------------------     (Inception) to
                                                          March 31,         March 31,         March 31,
                                                            1997              1996              1997
                                                        ------------      ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                $ (1,588,783)     $ (1,712,213)     $(16,397,452)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation & amortization                              15,807             9,483           100,449
     Loss on disposition of fixed assets                        --                --               4,091
     Changes in operating assets and liabilities:
       Increase (decrease) in payables and accruals         (170,192)          404,126         2,185,076
       Decrease (increase) in receivables and other          117,481           (13,015)          (43,133)
       Decrease (increase) in inventory                     (175,483)             --            (175,483)
       Decrease (increase) in prepaid expenses              (119,439)         (365,264)         (154,509)
                                                        ------------      ------------      ------------
Net cash provided by (used in) operating activities       (1,920,609)       (1,676,883)      (14,480,961)

INVESTING ACTIVITIES:
   Proceeds from sale of office equipment                       --                --              38,192
   Purchase of office equipment                              (25,709)           (2,772)         (408,264)
   Purchase of short-term investments                     (2,127,380)       (1,559,991)      (27,046,128)
   Maturities of short-term investments                    3,719,500              --          15,858,287
                                                        ------------      ------------      ------------
Net cash provided by (used in) investing activities        1,566,411        (1,562,763)      (11,557,913)

FINANCING ACTIVITIES:
   Net proceeds from capital contribution                       --                --           5,000,000
   Proceeds from stock options exercised                      35,000              --             118,625
   Net proceeds from stock offerings                            --                --          23,636,666
   Expenses paid by Chronimed                                   --                --             892,330
                                                        ------------      ------------      ------------
Net cash provided by financing activities                     35,000              --          29,647,621
                                                        ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents            (319,198)       (3,239,646)        3,608,747
Cash and cash equivalents at beginning of
   period                                                  3,927,945         5,029,682              --
                                                        ------------      ------------      ------------
Cash and cash equivalents at end of
   period                                               $  3,608,747      $  1,790,036      $  3,608,747
                                                        ============      ============      ============

Supplemental cash flow information:
   Interest received                                    $    152,311      $     81,583      $  1,370,350


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

4. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, bulk drug suppliers, distribution companies, license and research agreements, and agreements with Chronimed. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $865,000 for the three months ended March 31, 1997. At March 31, 1997, the Company expects to incur approximately $4,820,000 of additional expenditures in subsequent periods under these existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

5. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three months ended March 31, 1997. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" filed with the Securities and Exchange Commission. For further information, refer to Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. From inception through March 31, 1997, the Company has incurred losses totaling $16,397,452, consisting of $12,861,217 of research and development expenses, $5,228,591 of general and administrative expenses, $86,963 of gross profit on sales of approved products and $1,605,393 of interest income. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of three products and fund raising. At March 31, 1997, three of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available, a new drug application ("NDA") for one product was pending before the FDA and thirteen products were in various stages of development. The Company has not generated material levels of revenue from its approved products to date and has sustained significant operating losses each year since inception. The Company expects to continue reporting as a development stage company at least through the third quarter of 1997. In addition, the Company expects operating losses to continue into 1999 and to increase at least through the end of 1998.

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996
The Company has been shipping Elliotts B Solution and Cystadane since December 1996 and commenced shipping Antizol-Vet in January 1997; the Company had no sales during the comparable period in 1996. Sales were $104,424 for the three months ended March 31, 1997. The Company expects quarterly sales for Antizol-Vet and Cystadane to increase.

Cost of sales increased from zero for the three months ended March 31, 1996 to $43,696 for the three months ended March 31, 1997. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expenses decreased from $1,382,527 (76% of the total loss from operations) for the three months ended March 31, 1996 to $1,137,805 (63% of the total loss from operations) for the three months ended March 31, 1997. The $244,722 decrease is attributable to significantly lower levels of technical development and toxicology spending, which is partially offset by higher clinical spending. Generally, the development plan for a product provides for significant technical development and toxicology spending before the commencement of any clinical program. The Company's clinical spending for a product is dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial and the number of active clinical sites. For the three months ended March 31, 1997, the Company's clinical spending was significantly higher than the comparable period in 1996, but was more than offset by decreased technical drug development and toxicology spending for products that have since commenced clinical trials. The Company expects its clinical spending to increase significantly in subsequent quarters as more human subjects are enrolled and additional clinical sites are activated. In addition, the Company reclassified certain technical drug development costs that were previously expensed as research and development for its three approved products because these costs are allocable to drug product inventory the Company expects to sell in 1997. Research and development expenditures will likely increase in subsequent quarters depending principally on the level of clinical trial activity. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures and the availability of funding.

General and administrative expenses increased from $440,121 (24% of the total loss from operations) for the three months ended March 31, 1996 to $723,000 (40% of the total loss from operations) for the three months ended March 31, 1997. The $282,879 increase is principally due to sales and marketing costs for the Company's three approved products and regulatory staff additions. General and administrative expenses are expected to increase in subsequent quarters principally due to sales and marketing programs associated with the Company's three approved products and for marketing awareness programs for products for which the Company expects to receive FDA clearance in 1997 and early 1998.

Other income increased from $110,435 for the three months ended March 31, 1996 to $211,294 for the three months ended March 31, 1997. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public sale of Common Stock in April 1996. Other income is expected to decline as currently invested funds are used to fund development activities.

Net losses for the three months ended March 31, 1997 and for the three months ended March 31, 1996 were $(1,588,783) and $(1,712,213), respectively. Net losses per common share for these respective periods were $(.26) and $(.46), based on weighted average number of common shares outstanding of 6,060,910 and 3,739,588, respectively.

LIQUIDITY AND CAPITAL RESOURCES
From inception through March 31, 1997, the Company has used $14,480,961 to fund operating activities. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from January 1, 1993 through July 1, 1994. Thereafter, the Company has used $13,654,898 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, interest income and product sales. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

Net working capital (current assets less current liabilities) decreased from $14,538,893 at December 31, 1996 to $12,973,229 at March 31, 1997. Cash and cash equivalents, and available-for-sale securities decreased from $16,707,906 at December 31, 1996 to $14,794,609 at March 31, 1997. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company's commitments for outside development spending increased from $4,287,000 at December 31, 1996 to $4,820,000 at March 31, 1997 (also see Note 4 to the Financial Statements). As a result, the Company expects development expenditures to increase in subsequent quarters. A significant portion of the $4,820,000 in future commitments relate to Caprogel, Busulfanex and Xyrem. The Company expects future commitments for Xyrem to increase significantly over current levels as additional clinical programs are commenced. In order to limit its potential financial commitment on Xyrem, the Company is currently exploring several options that could reduce the Company's future cash funding requirements for this product.

The Company believes that it has sufficient capital to fund its operations through the first half of 1998. The Company's future liquidity and capital requirements will depend on, among other factors, the extent to which the Company's FDA approved products gain market acceptance, the timing of regulatory actions regarding future products, the costs and timing of sales, marketing and manufacturing activities, the results of clinical trials and competition. However, to fully implement the Company's current business plan through 1999, the Company believes it will need to raise at least $15,000,000 of additional capital, assuming no internally generated funding is available. The Company's future capital requirements take into account the expected delay in the market introduction and the added development costs resulting from the FDA's requirement to broaden clinical data to be submitted with the NDA for Busulfanex, as well as the development costs for the new products the Company licensed during 1996. The Company currently has no assurance that such capital will be available on acceptable terms, or at all. In the event that the Company is unable to raise additional capital on a timely basis, it expects to reduce or defer the amount allocated to planned development activities.


                           PART II - OTHER INFORMATION

Item 5.  Other Information

The Marketing and Distribution Agreement (the "Agreement"), as amended, between the Company and Chronimed grants Chronimed exclusive domestic distribution rights with respect to four of the Company's products. In addition, Chronimed is the primary domestic distributor of Cystadane and has royalty rights on three of the Company's products for which it does not have exclusive distribution rights in the event such products are distributed by another party. Presently, the Company and Chronimed are reviewing their relationship and their respective obligations under the Agreement, including the provisions that grant Chronimed royalty rights on products it does not distribute. The Company expects to negotiate changes to the current relationship with Chronimed, which may include the buy-out of Chronimed's royalty rights and other rights it has under the Agreement. There can be no assurance that the negotiations between the Company and Chronimed will result in a definitive agreement.

Elliotts B Solution is distributed through a subsidiary of Cardinal Health. The Company and Cardinal Health are currently negotiating a definitive distribution services agreement that, if finalized, would make Cardinal Health the exclusive domestic, first line distribution agent of the Company's current and proposed products that are not subject to a pre-existing distribution arrangement with another company. This arrangement would allow the Company to distribute its products to various markets, including direct to patients and hospitals, either directly or through other pharmaceutical product distributors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
                                  EXHIBIT INDEX
     Exhibit                                                      Sequentially
     Number     Description                                       Numbered Page
     -------    -----------                                       -------------

       27       Financial Data Schedule - For SEC EDGAR filing


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1997.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           Orphan Medical, Inc.
                                           --------------------
                                                Registrant


Date   May 7, 1997                      By  /s/ John H. Bullion
                                            -------------------
                                              John H. Bullion
                                          Chief Executive Officer
                                        (principal executive officer)