Form 10-Q
period 1997-06-30
ORPHAN MEDICAL INC
filed 1997-08-07
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

           Yes  _X_           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value                                6,064,288
----------------------------                                ---------
         (Class)                                  (Outstanding at July 31, 1997)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - June 30, 1997 and December 31, 1996.                        3

Statements of Operations - Three month and six month periods ended June
30, 1997 and June 30, 1996 and for the period January 1, 1993
(inception) through June 30, 1997.                                           4

Statements of Cash Flows - Six month periods ended June 30, 1997 and
June 30, 1996 and for the period January 1, 1993 (inception) through
June 30, 1997.                                                               5

Notes to Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          7

PART II.  OTHER INFORMATION

Items 1 through 3 have been omitted since all items are inapplicable or answers negative.

Item 4.  Submission of Matters to Vote of Security Holders                  10

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   12

         Signature                                                          13


Antizol(TM), Antizol-Vet(TM), Caprogel(TM), Busulfanex(TM), Repliderm(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(TM) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                                                     June 30,      December 31,
                                                                       1997            1996
                                                                   ------------    ------------
ASSETS                                                             (Unaudited)        (Note)
Current assets:
     Cash and cash equivalents                                     $  3,545,875    $  3,927,945
     Available-for-sale securities                                    8,866,991      12,779,961
     Accounts receivable                                                285,767         151,185
     Inventory                                                          260,463            --
     Prepaid expenses                                                   126,898          35,070
                                                                   ------------    ------------
Total current assets                                                 13,085,994      16,894,161

Property and equipment, net of depreciation                             297,929         256,438
                                                                   ------------    ------------
Total assets                                                       $ 13,383,923    $ 17,150,599
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Chronimed obligation (Note 4)                                 $    916,968    $       --
     Accounts payable and accrued expenses                            2,630,138       2,297,736
     Accrued payroll and related taxes                                   76,417          57,532
                                                                   ------------    ------------
Total current liabilities                                             3,623,523       2,355,268

Non current liabilities
     Chronimed obligation (Note 4)                                    1,004,551            --

Commitments (Note 5)

Shareholders' equity:
     Common Stock, $.01 par value; 25,000,000 shares authorized;
     6,063,088 and 6,056,088 shares issued and outstanding               60,631          60,561
     Additional paid-in capital                                      29,578,370      29,543,439
     Deficit accumulated during the development stage               (20,879,179)    (14,808,669)
                                                                   ------------    ------------
                                                                      8,759,822      14,795,331
     Unrealized gain (loss) on available-for-sale securities             (3,973)           --
                                                                   ------------    ------------
Total shareholders' equity                                            8,755,849      14,795,331
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 13,383,923    $ 17,150,599
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

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                           Period from
                                                                                            January 1,
                            For the Three Months Ended       For the Six Months Ended          1993
                           ----------------------------    ----------------------------   (Inception) to
                             June 30,        June 30,        June 30,       June 30,         June 30,
                               1997            1996            1997           1996             1997
                           ------------    ------------    ------------    ------------    ------------
Net sales                  $    162,286    $       --      $    266,710    $       --      $    303,391

Operating expenses:
    Cost of sales                76,986            --           120,681            --           131,127
    Research and
      development             1,674,928       1,089,031       2,812,733       2,471,559      14,536,145
    Sales and marketing       2,488,634          76,438       2,684,472         144,843       3,212,378
    General and
      administrative            595,387         370,587       1,122,549         742,302       5,100,234
                           ------------    ------------    ------------    ------------    ------------
Loss from operations         (4,673,649)     (1,536,056)     (6,473,725)     (3,358,704)    (22,676,493)
                           ------------    ------------    ------------    ------------    ------------

Other income: Interest          191,921         235,452         403,215         345,887       1,797,314
                           ------------    ------------    ------------    ------------    ------------

Net loss and deficit
  accumulated during the
  development stage        $ (4,481,728)   $ (1,300,604)   $ (6,070,510)   $ (3,012,817)   $(20,879,179)
                           ============    ============    ============    ============    ============

Net loss per common
  share                    $       (.74)   $       (.24)   $      (1.00)   $       (.65)   $      (6.98)
                           ============    ============    ============    ============    ============

Weighted average
  number of shares
  outstanding                 6,063,088       5,483,544       6,062,005       4,611,566       2,992,177
                           ============    ============    ============    ============    ============


SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                               Period from
                                                                For the Six Months Ended     January 1, 1993
                                                              ----------------------------   (Inception) to
                                                                June 30,        June 30,        June 30,
                                                                  1997            1996            1997
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                      $ (6,070,510)   $ (3,012,817)   $(20,879,179)
Adjustments to reconcile net loss to net cash used in
 operating activities:
       Depreciation & amortization                                  34,098          19,668         118,740
       Loss on disposition of fixed assets                            --              --             4,091
       Changes in operating assets and liabilities:
           Increase (decrease) in payables and accruals            351,287          22,192       2,706,555
           Increase (decrease) in Chronimed obligation           1,921,519            --         1,921,519
           Decrease (increase) in receivables and other           (134,582)       (102,674)       (295,196)
           Decrease (increase) in inventory                       (260,463)           --          (260,463)
           Decrease (increase) in prepaid expenses                 (91,829)        (73,203)       (126,899)
                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities             (4,250,480)     (3,146,834)    (16,810,832)

INVESTING ACTIVITIES:
     Proceeds from sale of office equipment                           --              --            38,192
     Purchase of office equipment                                  (75,588)        (45,992)       (458,143)
     Purchase of short-term investments                        (11,072,508)    (18,717,959)    (35,991,256)
     Maturities of short-term investments                       14,981,506       5,214,645      27,120,293
                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities              3,833,410     (13,549,306)     (9,290,914)

FINANCING ACTIVITIES:
     Net proceeds from capital contribution                           --              --         5,000,000
     Proceeds from stock options exercised                          35,000            --           118,625
     Net proceeds from stock offerings                                --        14,834,901      23,636,666
     Expenses paid by Chronimed                                       --              --           892,330
                                                              ------------    ------------    ------------
Net cash provided by financing activities                           35,000      14,834,901      29,647,621
                                                              ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                  (382,070)     (1,861,239)      3,545,875
Cash and cash equivalents at beginning of
     Period                                                      3,927,945       5,029,682            --
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of
     period                                                   $  3,545,875    $  3,168,443    $  3,545,875
                                                              ============    ============    ============

Supplemental cash flow information:
     Interest received                                        $    540,296    $    273,549    $  1,763,405


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

4. CHRONIMED OBLIGATION
On June 27, 1997, the Company and Chronimed made and entered into an Agreement in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Included in the terminated agreements was the Marketing and Distribution Agreement, as amended, under which Chronimed had the exclusive right to market and distribute four of Orphan Medical's proposed products and receive royalties with respect to two of Orphan Medical's current products. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. The Agreement provided that Chronimed would be paid $250,000 in cash on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's sales and the issuance of Common Stock equal to 1 percent of the Company's issued and outstanding Common Stock at each quarter end. The temporary quarterly royalty payments will commence with the Company's quarter ended September 30, 1997 and the issuance of Common Stock will commence with the Company's quarter ended March 31, 1998. The quarterly installments of cash royalty payments and the quarterly issuance of the Company's Common Stock will continue until Chronimed has realized cumulative compensation, including the $250,000 cash payment, valued at $2,500,000. With respect to this transaction, the Company recorded a sales and marketing expense of approximately $2,172,000 for the quarter ended June 30, 1997. The difference between the amount the Company agreed to pay Chronimed ($2,500,000) and the amount recorded as an expense ($2,172,000) equals $328,000, which will be accrued and reported as interest expense in subsequent quarters.

The Company estimates that its unpaid obligation of $2,250,000 may take between 12 and 24 months, if not longer, to fully satisfy. At June 30, 1997, the Company estimates this unpaid obligation has a value of approximately $1,921,519 based on its estimate of royalty payments payable in future periods and its estimate of future market values for the Company's Common Stock. Accordingly, based on these estimates, the Company classified $916,968 as a "Current Liability" and $1,004,551 as a "Non Current Liability".

5. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, bulk drug suppliers, distribution companies, license and research agreements, and agreements with Chronimed. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $1,349,000 and $2,214,000 for the three and six month periods ended June 30, 1997, respectively. At June 30, 1997, the Company expects to incur approximately $5,260,000 of additional expenditures in subsequent periods under these existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

6. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three months ended June 30, 1997. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarter ended June 30, 1997.

GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. From inception through June 30, 1997, the Company has incurred losses totaling $20,879,179, consisting of $14,536,145 of research and development expenses, $3,212,378 of sales and marketing expenses, $5,100,234 of general and administrative expenses, $172,264 of gross profit on sales of approved products and $1,797,314 of interest income. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of three products and fund raising. At June 30, 1997, three of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available, new drug applications ("NDAs") for two products were pending before the FDA and eleven products were in various stages of development. The Company has not generated material levels of revenue from its approved products to date and has sustained significant operating losses each year since inception. The Company expects to continue reporting as a development stage company at least through the third quarter of 1997. In addition, the Company expects operating losses to continue into 1999 and to increase at least through the end of 1998.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996
The Company has been shipping Elliotts B Solution and Cystadane since December 1996 and commenced shipping Antizol-Vet in January 1997; the Company had no sales during the comparable period in 1996. Sales were $266,710 for the six months ended June 30, 1997. Sales of Elliotts B Solution and Cystadane are in line with expectations. Although sales of Antizol-Vet are expected to increase in the second half of 1997, the Company estimates that sales for the full year will be below original expectations for this product.

Cost of sales increased from zero for the six months ended June 30, 1996 to $120,681 for the six months ended June 30, 1997. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expenses increased from $ 2,471,559 (74% of the total loss from operations) for the six months ended June 30, 1996 to $2,812,733 (43% of the total loss from operations) for the six months ended June 30, 1997. The $341,174 increase is largely attributable to higher levels of clinical spending for Busulfanex and Xyrem. The Company's clinical spending for a product is dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial and the number of active clinical sites. The Company expects its clinical spending to increase in subsequent quarters as more human subjects are enrolled and additional clinical sites are activated. In addition, the Company reclassified certain drug development costs that were previously expensed as research and development for its three approved products because these costs are allocable to drug product inventory the Company expects to sell in 1997. Research and development expenditures will likely increase in subsequent quarters depending principally on the level of clinical trial activity. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures and the availability of funding.

Sales and marketing expenses increased from $144,843 (4% of the total loss from operations) for the six months ended June 30, 1996 to $2,684,472 (41% of the total loss from operations) for the six months ended June 30, 1997. The $2,539,629 increase is principally due to a one-time $2,172,000 expense related to the June termination of an agreement under which Chronimed had exclusive rights to distribute certain Orphan Medical products. Without this one-time $2,172,000 expense, sales and marketing expense increased approximately $368,000 because of costs related to initiating the new distribution agreement with Cardinal Health and marketing costs for the Company's three approved products. Further, excluding one-time expenses, sales and marketing expenses are expected to increase in subsequent quarters principally due to sales and marketing programs associated with the Company's three approved products and for marketing awareness programs for products for which the Company expects to receive FDA clearance in 1997 and early 1998.

General and administrative expenses increased from $742,302 (22% of the total loss from operations) for the six months ended June 30, 1996 to $1,122,549 (17% of the total loss from operations) for the six months ended June 30, 1997. The $380,247 increase is principally due to staff additions. General and administrative expenses are expected to increase in subsequent quarters.

Other income increased from $345,887 for the six months ended June 30, 1996 to $403,215 for the six months ended June 30, 1997. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's public sale of Common Stock in April 1996. Other income is expected to decline as currently invested funds are principally used to fund development activities.

Net losses for the six months ended June 30, 1997 and for the six months ended June 30, 1996 were $(6,070,510) and $(3,012,817), respectively. Net losses per common share for these respective periods were $(1.00) and $(.65), based on weighted average number of common shares outstanding of 6,062,005 and 4,611,566, respectively.

LIQUIDITY AND CAPITAL RESOURCES
From inception through June 30, 1997, the Company has used $16,810,832 to fund operating activities. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from January 1, 1993 through July 1, 1994. Thereafter, the Company has used $15,984,769 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, interest income and product sales. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

Net working capital (current assets less current liabilities) decreased from $14,538,893 at December 31, 1996 to $9,462,471 at June 30, 1997. Cash and cash equivalents, and available-for-sale securities decreased from $16,707,906 at December 31, 1996 to $12,412,866 at June 30, 1997. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company's commitments for outside development spending increased from $4,287,000 at December 31, 1996 to $5,260,000 at June 30, 1997 (also see Note 5 to the Financial Statements). As a result, the Company expects development expenditures to increase in subsequent quarters. In excess of 65% of the $5,260,000 in future commitments relate to Caprogel, Busulfanex and Xyrem. The Company expects future commitments for Xyrem to increase significantly over current levels as additional clinical programs are commenced. In order to limit its potential financial commitment on Xyrem, the Company is currently exploring several options that could reduce the Company's future cash funding requirements for this product.

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

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 8, 1997. Three matters were submitted to the shareholders for approval: (1) the election of directors, (2) a proposal to ratify an amendment to the Company's 1994 Stock Option Plan and (3) a proposal to ratify the appointment of Ernst & Young LLP as the independent auditors for the Company.

Seven nominees, namely John Howell Bullion, Maurice R. Taylor, II, William M. Wardell, M.D., Ph.D., Bertram A. Spilker, Ph.D., M.D., Lawrence C. Weaver, Ph.D., D.Sc. (Hon.), W. Leigh Thompson, Ph.D., M.D. and William B. Adams were duly elected as directors of the Company until the next annual meeting of shareholders. Each nominee received at least approximately ninety-nine percent of the votes cast in favor of his election. Further results of the voting were as follows:

                                         Votes Cast for
Director                                  the Director           Votes Withheld
--------                                  ------------           --------------
John Howell Bullion                         5,683,270                 75,884
Maurice R. Taylor, II                       5,674,470                 84,684
William M. Wardell, M.D., Ph.D.             5,688,490                 70,664
Bertram A. Spilker, Ph.D., M.D.             5,692,395                 66,759
Lawrence C. Weaver, Ph.D., D.Sc. (Hon)      5,692,465                 66,689
W. Leigh Thompson, Ph.D., M.D.              5,692,490                 66,664
William B. Adams                            5,689,760                 69,394

The proposal to ratify amendment to the Company's 1994 Stock Option Plan was approved by the Company's shareholders. A total of 3,427,326 shares of the Company's common stock voted in favor of the proposal, 291,070 shares of the Company's common stock voted against the proposal, 43,436 shares of the Company's common stock abstained from voting and 1,997,322 shares of the Company's common stock were not voted by brokers. The proposal to ratify the amendment to the Company's 1994 Stock Option Plan received approximately sixty percent of the vote cast.

The proposal to ratify the appointment of Ernst & Young LLP as the independent auditors for the Company was approved by the Company's shareholders. A total of 5,656,978 shares of the Company's common stock voted in favor of the proposal, 96,859 shares of the Company's common stock voted against the proposal and 5,317 shares of the Company's common stock abstained from voting. There were no broker non-voters in connection with the shareholders vote for this proposal. The proposal to ratify the appointment of Ernst & Young LLP as the independent auditors for the Company received approximately ninety-eight percent of the vote cast.


Item 5.  Other Information

On July 3, 1997 the Company and Chronimed announced the termination of an agreement under which Chronimed had exclusive rights to market and distribute certain Orphan Medical products. This action will result in the Company compensating Chronimed, its former parent, over an estimated 12 to 24 months with cash and common stock having a total value of $2.5 million. The Company's Board of Directors includes three individuals who serve on both Chronimed's and the Company's Boards of Directors. Due to a conflict of interest for these three individuals, the Company established a committee of four disinterested Board members, which includes the Company's President, to review and approve this transaction. The three Board members with Board interlocks, which includes the Company's Chief Executive Officer, were excluded from the negotiations with Chronimed and did not vote on the resolution to approve this transaction.

On July 9, 1997, the Company announced that it has entered into a three-year exclusive agreement with Cardinal Health, Inc. whereby Cardinal, through its Specialty Companies, will provide a variety of services to support the effective commercialization of Orphan Medical's pharmaceutical product portfolio. Cardinal will provide integrated distribution and operations services to process and support transactions between Orphan Medical and wholesalers, specialty distributors, and direct customers; reimbursement management; patient assistance and information hotline services; and specialty distribution and marketing services to physician practices.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

 Exhibit                                                           Sequentially
 Number    Description                                             Numbered Page
 ------    -----------                                             -------------
 10.45     Distribution Services Agreement between OMI and
             Cardinal Health dated June 1, 1997 (1)

 27        Financial Data Schedule - For SEC EDGAR filing

 99        Cautionary Statements

(1) Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K
A Form 8-K was filed on July 8, 1997 with respect to the termination of the Marketing and Distribution Agreement, as amended, between the Company and Chronimed.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Orphan Medical, Inc.
                                              Registrant


Date   August 6, 1997                         By /s/ John H. Bullion
                                                 John H. Bullion
                                                 Chief Executive Officer
                                                 (principal executive officer)