Form 10-Q
period 1997-09-30
ORPHAN MEDICAL INC
filed 1997-11-13
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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
           Yes   _X_                    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, $.01 par value                             6,099,562
 ----------------------------                             ---------
           (Class)                            (Outstanding at October 30, 1997)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 1997 and December 31, 1996.                  3

Statements of Operations - Three month and nine month periods ended
September 30, 1997 and September 30, 1996 and for the period January 1,
1993 (inception) through September 30, 1997.                                4

Statements of Cash Flows - Nine month periods ended September 30, 1997 and September 30, 1996 and for the period January 1, 1993 (inception)
through September 30, 1997.                                                 5

Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks       11

PART II.  OTHER INFORMATION
---------------------------

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

          Signature                                                        12


Antizol(TM), Antizol-Vet(TM), Caprogel(TM), Busulfanex(TM), Repliderm(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)


                                                                             September 30,         December 31,
                                                                                 1997                  1996
                                                                             ------------          ------------
       ASSETS                                                                 (Unaudited)             (Note)
      Current assets:
         Cash and cash equivalents                                           $  2,691,441          $  3,927,945
         Available-for-sale securities                                          6,938,444            12,779,961
         Accounts receivable                                                      384,639               151,185
         Inventory                                                                163,895                  --
         Prepaid expenses                                                          78,227                35,070
                                                                             ------------          ------------
      Total current assets                                                     10,256,646            16,894,161

      Property and equipment, net of depreciation                                 313,072               256,438
                                                                             ------------          ------------
      Total assets                                                           $ 10,569,718          $ 17,150,599
                                                                             ============          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
         Chronimed obligation (Note 4)                                       $    979,952          $       --
         Accounts payable and accrued expenses                                  2,816,629             2,297,736
         Accrued payroll and related taxes                                         77,408                57,532
                                                                             ------------          ------------
      Total current liabilities                                                 3,873,989             2,355,268

      Non current liabilities
         Chronimed obligation (Note 4)                                          1,004,551                  --

      Commitments (Note 5)

      Shareholders' equity:
         Common Stock, $.01 par value; 25,000,000 shares
           authorized; 6,099,562 and 6,056,088 shares issued and
           outstanding                                                             60,974                60,561
         Additional paid-in capital                                            29,756,724            29,543,439
         Deficit accumulated during the development stage                     (24,123,281)          (14,808,669)
                                                                             ------------          ------------
                                                                                5,694,417            14,795,331
         Unrealized gain (loss) on available-for-sale securities                   (3,239)                 --
                                                                             ------------          ------------
      Total shareholders' equity                                                5,691,178            14,795,331
                                                                             ------------          ------------
      Total liabilities and shareholders' equity                             $ 10,569,718          $ 17,150,599
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

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                                                                       Period from
                                                                                                                        January 1,
                                     For the Three Months Ended                 For the Nine Months Ended                 1993
                                  ---------------------------------         ---------------------------------        (Inception) to
                                  September 30,       September 30,        September 30,        September 30,         September 30,
                                      1997                 1996                 1997                 1996                 1997
                                  ------------         ------------         ------------         ------------         ------------
      Net sales                   $    145,815         $       --           $    412,524         $       --           $    449,206

      Operating expenses:
          Cost of sales                111,224                 --                231,905                 --                242,351
          Research and
            development              2,319,953            1,842,704            5,132,686            4,314,263           16,856,098
          Sales and marketing          252,815               94,876            2,937,287              239,719            3,465,193
          General and
            administrative             798,153              533,857            1,920,702            1,276,159            5,898,387
                                  ------------         ------------         ------------         ------------         ------------
      Loss from operations          (3,336,330)          (2,471,437)          (9,810,056)          (5,830,141)         (26,012,823)
                                  ------------         ------------         ------------         ------------         ------------

      Other income:
      Interest                          92,229              269,938              495,445              615,825            1,889,543
                                  ------------         ------------         ------------         ------------         ------------

      Net loss and deficit
        accumulated during the
        development stage         $ (3,244,101)        $ (2,201,499)        $ (9,314,611)        $ (5,214,316)        $(24,123,280)
                                  ============         ============         ============         ============         ============

      Net loss per common
        share                     $      (0.53)        $      (0.36)        $      (1.54)        $      (1.02)        $      (7.64)
                                  ============         ============         ============         ============         ============

      Weighted average
        number of shares
        outstanding                  6,073,391            6,039,588            6,065,842            5,091,048            3,155,656
                                  ============         ============         ============         ============         ============


SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                                                           Period from
                                                                     For the Nine Months Ended           January 1, 1993
                                                                 ---------------------------------        (Inception) to
                                                                 September 30,        September 30,        September 30,
                                                                     1997                 1996                 1997
                                                                 ------------         ------------         ------------
      OPERATING ACTIVITIES:
      Net loss                                                   $ (9,314,611)        $ (5,214,316)        $(24,123,280)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
           Depreciation & amortization                                 54,089               32,631              138,731
           Loss on disposition of fixed assets                           --                   --                  4,091
           Changes in operating assets and liabilities:
             Increase (decrease) in payables and accruals             538,769               47,701            2,894,037
             Increase (decrease) in Chronimed obligation            1,984,503                 --              1,984,503
             Decrease (increase) in receivables and other            (233,454)            (316,447)            (394,068)
             Decrease (increase) in inventory                        (163,895)                --               (163,895)
             Decrease (increase) in prepaid expenses                  (43,159)             (30,423)             (78,229)
                                                                 ------------         ------------         ------------
      Net cash provided by (used in) operating activities          (7,177,758)          (5,480,854)         (19,738,110)

      INVESTING ACTIVITIES:
         Proceeds from sale of office equipment                          --                   --                 38,192
         Purchase of office equipment                                (110,722)            (117,334)            (493,277)
         Purchase of short-term investments                       (11,178,493)         (18,717,959)         (36,097,241)
         Maturities of short-term investments                      17,016,772            7,426,121           29,155,559
                                                                 ------------         ------------         ------------
      Net cash provided by (used in) investing activities           5,727,557          (11,409,172)          (7,396,767)

      FINANCING ACTIVITIES:
         Net proceeds from capital contribution                          --                   --              5,000,000
         Proceeds from stock options exercised                        213,697                 --                297,322
         Net proceeds from stock offerings                               --             14,834,901           23,636,666
         Expenses paid by Chronimed                                      --                   --                892,330
                                                                 ------------         ------------         ------------
      Net cash provided by financing activities                       213,697           14,834,901           29,826,318
                                                                 ------------         ------------         ------------

      Increase (decrease) in cash and cash equivalents             (1,236,504)          (2,055,125)           2,691,441
      Cash and cash equivalents at beginning of
         Period                                                     3,927,945            5,029,682                 --
                                                                 ------------         ------------         ------------
      Cash and cash equivalents at end of
         period                                                  $  2,691,441         $  2,974,557         $  2,691,441
                                                                 ============         ============         ============

      Supplemental cash flow information:
         Interest received                                       $    629,675         $    386,968         $  1,847,714

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

3. LOSS PER SHARE
Loss per share is based upon the weighted average number of shares outstanding during the respective periods. Common stock equivalents are not included because their effect is anti-dilutive.

4. CHRONIMED OBLIGATION
The Company and Chronimed entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute four of Orphan Medical's proposed products and receive royalties with respect to two of Orphan Medical's current products. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. Chronimed was paid $250,000 in cash on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's sales and the issuance of Common Stock equal to 1 percent of the Company's issued and outstanding Common Stock at each quarter end. For the quarter ended September 30, 1997, as provided by the Agreement, the Company paid Chronimed approximately $3,300 in royalties. The issuance of Common Stock will commence with the Company's quarter ended March 31, 1998. The quarterly installments of cash royalty payments and the quarterly issuance of the Company's Common Stock will continue until Chronimed has realized cumulative compensation, including the $250,000 cash payment, valued at $2,500,000. With respect to this transaction, the Company recorded a sales and marketing expense of approximately $2,172,000 for the quarter ended June 30, 1997. The difference between the amount the Company agreed to pay Chronimed ($2,500,000) and the amount recorded as an expense ($2,172,000) equals $328,000, which will be accrued and reported as interest expense in subsequent quarters. For the quarter ended September 30, 1997, the Company accrued interest expense of $66,300 and will continue to accrue interest in subsequent quarters until its obligation to Chronimed is fully satisfied.

The Company estimates that its unpaid obligation of $2,250,000 may take between 12 and 24 months, if not longer, to fully satisfy. At September 30, 1997, the Company 's unpaid obligation to Chronimed has an estimated value of approximately $1,984,503 based on its estimate of royalties payable in future periods and its estimate of future market values for the Company's Common Stock. Accordingly, based on these estimates and amounts incurred for the quarter ended September 30, 1997, the Company classified $979,952 as a "Current Liability" and $1,004,551 as a "Non Current Liability".

5. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development and technical service companies, bulk drug suppliers, distribution companies and license and research agreements. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $1,938,000 and $4,142,000 for the three and nine month periods ended September 30, 1997, respectively. At September 30, 1997, the Company estimates that it could incur approximately $3,288,000 of additional expenditures in subsequent periods under existing commitments for those products remaining in the Company's development portfolio. The $3,288,000 value for future commitments does not include the one-time charge of $780,000 for the estimated cost of phasing out the development commitments for nine of the Company's products. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

6. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three months ended September 30, 1997. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarter ended September 30, 1997.

GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. From inception through September 30, 1997, the Company has incurred losses totaling $24,123,280, consisting of $16,856,098 of research and development expenses, $3,465,193 of sales and marketing expenses, $5,898,387 of general and administrative expenses, $206,855 of gross profit on sales of approved products and $1,889,543 of net interest income. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of three products and fund raising. At September 30, 1997, three of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available, new drug applications ("NDAs") for two products were pending before the FDA and eleven products were in various stages of development. The Company has decided to concentrate its resources on three products, which the Company believes have the most attractive marketing potential. Therefore, nine of the Company's development products will be phased out and not developed by the Company for marketing. The Company has not generated material levels of revenue from its approved products to date and has sustained significant operating losses each year since inception. The Company expects to continue reporting as a development stage company at least through 1997. In addition, the Company expects operating losses to continue into 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996 The Company has been shipping Elliotts B Solution and Cystadane since December 1996 and commenced shipping Antizol-Vet in January 1997. The Company had no sales during the comparable period in 1996. Sales were $412,524 for the nine months ended September 30, 1997. Sales of Elliotts B Solution and Cystadane are in line with expectations. However, the Company expects sales of Antizol-Vet to decrease in the fourth quarter and to fall short of full year expectations.

Cost of sales increased from zero for the nine months ended September 30, 1996 to $231,905 for the nine months ended September 30, 1997. For the three month period ended September 30, 1997, the Company recorded a charge of $70,000 to cost of sales for excess Antizol-Vet inventories. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expenses increased from $ 4,314,263 (74% of the total loss from operations) for the nine months ended September 30, 1996 to $5,132,686 (52% of the total loss from operations) for the nine months ended September 30, 1997. The $818,423 increase is largely attributable to higher levels of clinical spending for Busulfanex and Xyrem. In addition, for the three month period ended September 30, 1997, the Company recorded a one-time charge of $780,000 for the estimated cost of phasing out nine development products. The Company took this action in order to focus its development efforts on those products that fit into the antidote market segment where Antizol is expected to be an important product, or that could be complementary to the market segments where Busulfanex or Xyrem could be important products. Based on the Company's current development portfolio of products that it expects to market, research and development expense should decrease in subsequent periods, but the amount of such decrease in subsequent periods will depend principally on the level of Busulfanex and Xyrem clinical trial activity. The Company's clinical spending for a product is dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial and the number of active clinical sites. The Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures and the availability of funding.

Sales and marketing expenses increased from $239,719 (4% of the total loss from operations) for the nine months ended September 30, 1996 to $2,937,287 (30% of the total loss from operations) for the nine months ended September 30, 1997. The $2,697,568 increase is principally due to a one-time $2,172,000 expense related to the June termination of an agreement under which Chronimed had exclusive rights to distribute certain Orphan Medical products. Without this one-time $2,172,000 expense, sales and marketing expense increased approximately $526,000 because of costs related to initiating the new distribution agreement with Cardinal Health and marketing costs for the Company's three approved products. Excluding one-time expenses, sales and marketing expenses are expected to increase in subsequent quarters principally due to sales and marketing programs associated with the Company's three approved products and due to the addition in the fourth quarter of a small, focused sales force for Antizol, which could receive marketing authorization from the FDA as early as the end of 1997.

General and administrative expenses increased from $1,276,159 (22% of the total loss from operations) for the nine months ended September 30, 1996 to $1,920,702 (19% of the total loss from operations) for the nine months ended September 30, 1997. The $644,543 increase is principally due to staff additions. General and administrative expenses are not expected to increase in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $615,825 for the nine months ended September 30, 1996 to $495,445 for the nine months ended September 30, 1997. This decrease is due to less interest income resulting from lower levels of investable funds and interest expense incurred in the third quarter related to the Company's obligation to Chronimed. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund development, and marketing and sales activities, and as the Company accrues a non-cash charge for interest expense related to the Chronimed obligation.

Net losses for the nine months ended September 30, 1997 and for the nine months ended September 30, 1996 were $(9,314,611) and $(5,214,316), respectively. Net losses per common share for these respective periods were $(1.54) and $(1.02), based on weighted average number of common shares outstanding of 6,065,842 and 5,091,048, respectively.

LIQUIDITY AND CAPITAL RESOURCES
From inception through September 30, 1997, the Company has used $19,738,110 to fund operating activities. Of this amount, Chronimed paid $826,063 to fund the Company's operating expenses from January 1, 1993 through July 1, 1994. Thereafter, the Company has used $18,912,047 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, interest income and product sales. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

Net working capital (current assets less current liabilities) decreased from $14,538,893 at December 31, 1996 to $6,382,657 at September 30, 1997. Cash and
cash equivalents, and available-for-sale securities decreased from $16,707,906 at December 31, 1996 to $9,629,885 at September 30, 1997. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company's commitments for outside development spending decreased from $4,287,000 at December 31, 1996 to $3,288,000 at September 30, 1997 (also see
Note 5 to the Financial Statements). The $999,000 decrease resulted principally from the Company's decision to phase out nine products from its development portfolio. The Company estimates that more than 84% of the $3,288,000 in future commitments relate to Busulfanex and Xyrem. The Company expects future commitments for Xyrem to increase significantly over current levels as additional clinical programs are commenced.

The Company believes that it has sufficient capital to fund its operations through 1998. The Company's future liquidity and capital requirements will depend on, among other factors, the extent to which the Company's FDA approved products gain market acceptance, the timing of regulatory actions regarding future products, the costs and timing of sales, marketing and manufacturing activities, the results of clinical trials and competition. However, to fully implement the Company's current business plan through 1999, the Company believes it will need to raise at least $7,000,000 of additional capital, assuming no internally generated funding is available. The Company has no assurance that such capital will be available on acceptable terms, or at all. In the event that the Company is unable to raise additional capital on a timely basis, it expects to reduce or defer the amount allocated to planned development activities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
         Not Applicable


PART II  -  OTHER INFORMATION

Item 5.  Other Information
On November 10, 1997, the Company announced that it had received notice from the Food and Drug Administration (FDA) that the new drug application for Sucraid is approvable pending final product labeling and acceptable responses to FDA chemistry questions. The Company expects to begin selling Sucraid in the domestic market during the first quarter of 1998.

In early November 1997, the Company exercised its rights under a license agreement with Lescarden, Inc. (the "Licensor"), whereby, it notified the Licensor that it will not develop nor market any products which use the Licensor's bovine cartilage powder for topical use in humans in all therapeutic applications. The Company's tradename for the product licensed from the Licensor was Repliderm Wound Dressing. The Company had previously announced in January 1997 that the FDA granted 510(k) marketing clearance of Repliderm Wound Dressing, but the Company would not market the product without additional clinical trials because the 510(k) did not fully support indications the Company considered important.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
------------------ ----------------------------------------------- -------------
Exhibit Number                                                     Sequentially
                   Description                                     Numbered Page
------------------ ----------------------------------------------- -------------
       27          Financial Data Schedule - For SEC EDGAR filing
------------------ ----------------------------------------------- -------------
       99          Cautionary Statements
------------------ ----------------------------------------------- -------------

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        Orphan Medical, Inc.

                                                            Registrant


    Date  November 12, 1997                 By          /s/ John H. Bullion
                                                        -------------------
                                                          John H. Bullion
                                                      Chief Executive Officer
                                                   (principal executive officer)