Form 10-K/A
period 1996-12-31
ORPHAN MEDICAL INC
filed 1997-11-21
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 10, 1997 was $20,794,255. Common stock outstanding at February 28, 1997: 6,063,088 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on May 8, 1997 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

The purpose of this amendment is to re-file Exhibit 10.41 and Exhibit 10.42 to the Form 10-K filed on March 17, 1997, with a redaction in Subsection 3.2.1 and a redaction in Subsection 3.2.2 of Exhibit 10.41 removed and a redaction in
Section 9.3 of Exhibit 10.42 removed.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3) Listing of Exhibits

Exhibit
Number                               Description
------                               -----------

10.41 License Agreement regarding alpha galactosidase A between OMI and Research Corporation Technologies, Inc. dated March 15, 1996(8) (NOTE:
         PORTIONS OF THE EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT)

10.42 License Agreement regarding 5-fluorouracil between OMI and the University of Miami and its Department of Opthalmology dated December 6, 1996(8) (NOTE: PORTIONS OF THE EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Orphan Medical, Inc.
                                             Registrant

Date  November 20, 1997                 By /s/ John H. Bullion
                                           John H. Bullion
                                           Chief Executive Officer
                                           (principal executive officer)