Form 10-K405
period 1997-12-31
ORPHAN MEDICAL INC
filed 1998-03-30
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1997

                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 24, 1998 was $40,803,777. Common stock outstanding at March 24, 1998: 6,115,962 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on May 27, 1998 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

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

Antizol(TM), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Repliderm(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

Provigil(R) is a registered trademark of Cephalon, Inc.

ITEM 1. BUSINESS

GENERAL

Orphan Medical, Inc. is a development stage company that acquires, develops and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments ("STMS"). A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. In late 1997, the Company focused its efforts on drugs with high medical value that fit within three selected STMS: Antidotes, Oncology Support, and Sleep Disorders. Within the three STMS, the Company is currently marketing two products, is actively developing two potential products, and is pursuing new product acquisitions to add to these STMS. In addition, prior to defining the STMS strategy in late 1997, the Company had two marketed products (Cystadane and Antizol-Vet) and one potential product (Sucraid) that do not fit within the three selected STMS; however, the Company expects to continue offering these low volume products because they have high medical value and require limited resources to market and distribute to patients.

The Company received clearance from the Food and Drug Administration ("FDA") to market Antizol in 1997 and Elliotts B Solution, Cystadane, and Antizol-Vet in 1996. Elliotts B Solution and Cystadane were first sold commercially in late 1996, followed by Antizol-Vet in early 1997 and Antizol in late 1997. In addition, a new drug application ("NDA") was submitted in May 1997 for Sucraid, an enzyme replacement therapy for use in the treatment of a genetic disease known as congenital sucrase-isomaltase deficiency ("CSID"). In November 1997, the FDA notified the Company that the NDA for Sucraid is approvable, pending final product labeling and acceptable responses to FDA chemistry inquiries. While Cystadane and Sucraid do not fall within the Company's three selected STMS, they require limited marketing support because the estimated market size for these products is small and the products are or will be distributed directly to patients. In addition, the Company is reviewing its distribution options for another product not included in any of the three selected STMS, Antizol-Vet, which may include the sale or licensing of its rights. The Company expects to submit NDAs for two STMS products, Busulfex and Xyrem, by late 1998 and mid 1999, respectively.

The Company believes its strategies reduce the time, costs and risks traditionally involved in bringing pharmaceutical products to market. The Company does not conduct basic research and does not attempt to discover new drugs. Instead, the Company acquires licenses for development projects that already have some clinical data that indicate therapeutic value and safety. In addition, the Company may consider acquiring products that have already received marketing clearance from the FDA. The Company uses contract development, manufacturing, distribution and consulting companies to assist it in its product development activities. This approach avoids the costs and financial risks associated with developing these capabilities internally.

The Company's focus on the distinct markets of its STMS is intended to allow it to concentrate its marketing and development efforts on a limited number of medical specialists or patients, making a large specialized sales force unnecessary to market the Company's products. The high medical value of the Company's products is expected to facilitate marketing efforts directed toward users and prescribers. In late 1997, the Company added a small, specialized sales force in order to commercialize Antizol. The Company believes the physical distribution of its products can be efficiently handled by other companies, such as Cardinal Health, a distributor of pharmaceutical products.

To date, the activities of the Company have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products and preparing for the commercial introduction of its products. The Company reported its first revenues in December 1996. The Company does not expect to achieve profitable operations until at least 1999.


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

Following drug discovery, the process required before a drug product may be marketed in the United States includes (i) pre-clinical laboratory and animal safety tests, (ii) the submission to the FDA of an investigational new drug ("IND") application, (iii) clinical and other studies to assess safety and parameters of use, (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product, (v) the submission to the FDA of an NDA, (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product and (vii) finally, marketing of the drug.

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


PHARMACEUTICAL INDUSTRY OVERVIEW

In the 1950s and early 1960s, drug development was relatively inexpensive and regulatory approval was straightforward. Pharmaceutical companies marketed their products directly to physicians who made prescription and purchase decisions. In the 1970s, however, regulatory standards and competition increased and the price of research and development and manufacturing rose dramatically. In the 1980s and 1990s, drug companies revised their targeted rates-of-return or financial "hurdle rates", as well as other selection criteria, to avoid developing drugs whose incremental profit contributions were considered insufficient to provide acceptable returns on investment. Many of the drugs that did not meet these criteria were drugs for smaller patient populations. As a consequence, new drugs for smaller patient populations were less likely to be developed by larger companies. Some research institutions, universities and small companies, however, have continued to develop and initiate clinical studies on such drugs.


ORPHAN DRUG ACT

To encourage the continued development of drugs for smaller patient populations, the federal government enacted the Orphan Drug Act of 1983. This Act provides incentives to companies to develop and market drugs for rare diseases or conditions that are believed to affect fewer than 200,000 people in the United States. A company must request orphan drug designation before submitting an NDA, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent (drug) and its potential orphan use (market) are publicized by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. The FDA may grant orphan drug designation to more than one company of an identical drug for the same designated indication. Under current law, orphan drug status is granted to the first company receiving FDA marketing approval of a drug with orphan drug designation. A company receiving orphan drug status for a designated indication is entitled to a seven-year exclusive marketing period in the United States for the drug with the approved indication, subject to certain limitations. However, orphan drug status does not prevent subsequent approval of a different drug for the same designated indication, nor subsequent approval of the same drug for a different designated indication, nor provide any marketing exclusivity in foreign markets.

Since 1983, the FDA has assigned orphan drug designation to more than 650 potential products. Although the Company believes the size of the aggregated markets for orphan and small market drugs may be large, the total annual market for any particular orphan drug rarely exceeds $50 million and most have potential markets of less than $10 million annually.


STRATEGIC BACKGROUND

The Company's strategy is based on several factors relating to changes in the health care and pharmaceutical industries:

* Larger pharmaceutical companies generally have increased their financial hurdle rates, seek new products with annual revenues greater than $100 million and avoid developing new products that address diseases outside their therapeutic area of focus. As a result, many developmental products of high medical value are available for licensing on favorable terms. If these products are intended to address smaller markets, they may be eligible for orphan drug designation. Many of these products have already been developed to the point where the time and cost required to bring the product to market can be reasonably estimated.

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

* To address rapidly changing market forces, alternative means of marketing and distributing pharmaceuticals have been created. Many products, particularly those targeted to smaller, well-defined markets, do not require a large, specialized sales force and can be marketed through direct means such as telemarketing, direct mailings, continuing medical education programs and exhibits at professional meetings. In addition, these products can be effectively distributed through companies proficient in distribution of pharmaceutical products to smaller patient populations.

In response to these changes, the Company has adopted a business strategy that is centered on products of high medical value within selected strategic therapeutic market segments, uses the knowledge and skills available on a contract basis from outside sources, and uses alternative marketing and distribution channels.


STRATEGY

The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within a selected STMS. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. In addition to those with high medical value, the Company seeks products that will likely be eligible for insurance reimbursement; have readily measured clinical endpoints, existing positive clinical data, and proprietary attributes; and offer attractive financial returns. The Company does not conduct basic research and does not attempt to discover new drugs, but instead seeks to acquire and further develop products that already have some clinical data that indicate the presence of therapeutic value and safety. The Company's strategy of developing and marketing high medical value drugs with these additional characteristics is intended to achieve the following benefits.

* REGULATORY REQUIREMENTS AND REVIEW -- Drugs of high medical value have greater likelihood of receiving expedited review by the FDA. If such drugs also have smaller patient populations, the number of patients required for clinical trials is generally reduced.

* REDUCTION OF PRODUCT DEVELOPMENT TIME AND COST -- The amount of data required to bring a new drug of high medical value to market is generally less than for a drug that is available in similar dosage forms or formulations and that is intended for very large markets. Furthermore, the Company generally attempts to concentrate resources and project management attention on a single medical indication in order to limit the amount of clinical information required by the FDA to clear a product for marketing. The time and cost of development is directly related to the amount of clinical information required for regulatory approval.

* LIMITED INFRASTRUCTURE -- The Company believes that high quality pharmaceutical products can be efficiently and economically developed using well established independent contractors. Accordingly, the Company intends to utilize the available pool of contract development, manufacturing, distribution and consulting companies to assist in product development and marketing activities. This approach allows the Company to avoid the costs, time and financial risks associated with developing these capabilities internally.

* MARKETING STRATEGY - The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within selected STMS. An STMS is a subset of a therapeutic area where one or more products can be grouped to satisfy unmet needs. To assess the viability of an STMS, the Company considers the following questions:

         * Are there unmet therapeutic needs as defined by the customer (the patient or the health care practitioner)?

         * Do product development or product acquisition opportunities exist in order to build a profitable business in a particular STMS?

         * Can the Company build brand recognition and command significant market share in a particular STMS?

* DIRECT SALES - With the identification of the Antidotes STMS, the Company has built a small, specialized sales force, which began promoting Antizol in December 1997. The sales force has extensive knowledge of the Antidotes STMS, as well as extensive marketing and business experience. The Company's sales force utilizes a consultative, customer oriented approach to selling, which is aided by high quality information systems. The Company expects to utilize a similar sales force approach with the Oncology and Sleep Disorder STMS.

* ALLIANCES - The high medical value of the Company's products has interested other companies seeking to market the Company's products outside the U.S. To date, the Company has agreements with four distributors relating to two of the Company's products, principally on a "named patient" basis. The Company also believes that its relationships with these distribution partners, among others, may provide strategic benefits; possibly in the area of product acquisition opportunities or in market share penetration programs.

* ATTRACTION OF POTENTIAL NEW PRODUCTS -- As the Company's strategy and focus on products of high medical value within a selected STMS become better known and understood by others in the research and development community and as the Company proves its ability to market and sell into an STMS, the Company expects more product development or acquisition opportunities will be presented in the future.


RISK MANAGEMENT

The Company's strategy is designed, in part, to manage its overall business risk. The Company is pursuing three distinct STMS rather than concentrating financial, development and marketing resources on a single STMS or a single platform technology. To reduce its product development risk, the Company generally seeks to develop products that (1) may be on the market in other dosage forms and are therefore well known to the medical community and to the FDA, (2) have a straightforward formulation that can be synthesized in one or two steps as opposed to requiring many steps, and (3) are not biotechnology derived. In addition, the Company generally seeks to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development if the Company believes there is a relatively high likelihood of obtaining FDA approval. When a product is licensed without the equivalent of Phase II or III data, the Company may conduct one or more "pilot clinical trials" to better assess this likelihood. Each such pilot trial is narrowly defined and has a separate budget that to date has not exceeded $500,000. Upon the completion of such a pilot clinical trial, management seeks the approval of the Board of Directors for authority to proceed to full development of the product. The Company does not conduct basic research and does not attempt to discover new drugs. The Company may also purchase rights to existing products in order to reduce development risk. To reduce its marketing risk, the Company generally attempts to obtain some form of proprietary protection, such as orphan drug designation, patent protection, exclusive licensing agreements, predominant market penetration or sole supplier agreements.

PROPRIETARY RIGHTS

The Company believes it is important that its proposed products receive patent protection or orphan drug designation or have other factors that limit potential competition. All of the Company's products, except Antizol-Vet, have been designated orphan drugs by the FDA and applications for such designation will be made for any additional products to the extent available. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim, indication or application, subject to certain limitations. The Company has three products with orphan drug status and one veterinary product with four years of remaining exclusivity.

The license agreements pursuant to which the Company has acquired one of its products include, and the Company expects that any licenses with respect to any additional products will include, an assignment of the licensor's proprietary rights with respect to the licensed product. United States patents with respect to the use of the Company's proposed Busulfex product has been issued to another organization or entity that has granted exclusive licensing rights to the Company. Foreign patent applications have or are expected to be filed for Busulfex. The Company evaluates the desirability of seeking patent or other forms of protection for its products in foreign markets based on the expected costs and relative benefits of attaining such protection.


OPERATING FUNCTIONS

The Company has structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in the Company's processes of product acquisition, development and marketing.

         PRODUCT ACQUISITION

The Company is actively searching for product licensing opportunities within selected strategic therapeutic market segments. The continual acquisition of products for development and/or commercialization is a key element of the Company's growth strategy. The Company attracts product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, the Company has carefully evaluated numerous product opportunities. To date, sixteen products have been acquired and, of these, seven products are currently under development or being marketed.

The Company seeks to acquire pharmaceutical products within selected STMS that, in the Company's opinion, generally:

* Are of high medical value as defined by the customer (physician or patient) within a STMS;

*        Are targeted at distinct patient populations;

*        Are prescribed by physician specialists;

* Can be marketed with a small, specialized sales effort to health care specialists, health care institutions, and patients;

*        Are likely to be eligible for reimbursement by third-party payors;

* Have or are candidates for patent protection or orphan drug designation or have other characteristics that enhance the Company's competitive position;

* Treat diseases that have clinical endpoints (i.e., signs or symptoms) that are readily measured;

* Are conventional pharmaceutical products that are relatively straightforward in formulation and development, and do not involve the application of new technologies;

* Are in Phase II or Phase III clinical trials and have a relatively high likelihood of obtaining the approval of the FDA within three years of their acquisition;

* Offer attractive potential financial returns with relatively inexpensive development costs;

* "Fit" with other companion products in an existing STMS or can be grouped with other products to build a new STMS.

In selecting additional products for potential inclusion in its portfolio, the Company generally focuses on acquiring rights to medicines that serve distinct patient populations. Many major drug companies and generic manufacturers are less likely to address these orphan drug and niche markets because they do not believe that these markets are capable of producing acceptable revenues and returns on their product development investments. This reluctance limits the number of potential sources of competition. In addition, a product designed for smaller patient populations is often eligible for orphan drug designation. By obtaining orphan drug designation, the Company is granted exclusive marketing rights or status in the United States for seven years, subject to certain limitations, after an NDA for a product is approved, if the Company is the first to receive approval for the designated drug and indication. This focus on relatively small patient populations may reduce the likelihood that a single product will account for a dominant portion of the Company's revenues.

The Company seeks to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. The Company also searches for product candidates that represent new dosage forms of previously approved compounds because the Company believes these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, the Company attempts to develop medicines where there are clear clinical endpoints that demonstrate their effectiveness. Generally, the Company seeks to acquire products that can be developed to the point of FDA approval within three years of their acquisition with expected development costs in the range of $1.0 to $7.0 million. Contrast this approach to the development of therapies for complex diseases (e.g., Alzheimer's disease, AIDS, psychoses or complex cancers) that can require a decade or more of development and involve the expenditure of tens of millions of dollars or more. Typically, the Company also focuses its development efforts on one indication and, when possible, one dosage form to minimize development costs. Additional indications or dosage forms will only be evaluated after the primary NDA is submitted.

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

The Company has established a Product Selection and Review Committee. This Committee reviews all new product opportunities and makes recommendations to the Board of Directors of the Company regarding the approval of any proposed additional products. The product review process generally involves discussions with customers (physicians and patients) within a given STMS to identify unmet needs, and with the initial product developer and experts in the disease treated by the drug; a review of research publications and other databases to gauge competitive activities; market research aimed at identifying potential acceptance by the end user; technical evaluations to determine manufacturability and cost; expected FDA regulatory requirements to obtain acceptable marketing or promotional claims; and a legal review of any relevant proprietary rights. If this review indicates that the proposed product meets the Company's selection criteria, efforts to negotiate a license are initiated. Generally, the Company seeks to obtain licenses that require a minimal signing fee, are subject to commercially acceptable royalty levels and, where appropriate, provide for the continued involvement of the original developer in the development process through a consulting or similar arrangement. In addition to developing its current products, the Company is continually evaluating additional proposed products within the selected STMS. Although the Company is actively discussing licensing possibilities for several products, it does not have any binding agreements or arrangements for the acquisition of any additional products. Should the Company be unsuccessful in acquiring additional proposed products for development and commercialization within a selected STMS, the Company may reassess the viability of the selected STMS and redefine the selected STMS to expand the number of potential products that might satisfy the Company's acquisition criteria for a viable STMS.

         PRODUCT DEVELOPMENT

Product development or research and development is the Company's principal activity. The Company has incurred $ 18,205,416 in research and development expense from January 1, 1993 (inception) through December 31, 1997.

A major element of the Company's product development strategy is to use third-parties to conduct safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA review and approval process, and to manufacture and distribute any developed products. The Company believes that maintaining a minimal infrastructure will enable it to develop products efficiently and cost effectively. To facilitate this strategy, the Company utilizes a team approach or "Development Team" for each of its proposed products. A Development Team is organized and managed by senior staff within the Company's Development Department. The

Development Team is cross-functional and includes in-house experts, as well as appropriate outside consultants, to manage all development activities with respect to a proposed product. Each Development Team designs a development plan and budget for each proposed product and contracts with outside development agents and consultants to arrange for the necessary clinical and toxicology studies, manufacturing arrangements and FDA filings. Upon submission of the NDA to the FDA, the management of each proposed product is undertaken by the Company's Marketing and Sales Departments.

The Company believes the use of third parties to develop and manufacture its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were performed by internal personnel who were required to support all of the Company's products. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company.

This contract approach to product development requires project management by professionals with substantial industry experience. The Company has in-house experts in areas of critical importance to all of its proposed products who can be consulted by the Development Teams. These areas include regulatory affairs, marketing and sales, quality assurance, manufacturing, clinical trials management, finance, information systems and general management.

The product development process is designed to identify any problems associated with a proposed product's clinical aspects. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting the market research and planning process concurrently with a product's development. No drug development portfolio can be completely insulated from potential failures and it is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. To date, the Company has terminated the development of a eleven products and the associated expenditures based on clinical results or estimated financial potential that was unacceptable to management.

         MANUFACTURING

The Company does not have, and does not intend to develop, its own manufacturing facilities. Instead, the Company will contract with third parties for the manufacture of its products. The manufacture of the Company's current products will be subject to good manufacturing practices ("GMP") prescribed by the FDA or other standards prescribed by the appropriate regulatory authorities in the country of use. The Company has established a quality assurance program to monitor third-party manufacturers of its products to promote compliance by such manufacturers with domestic and foreign regulations (based on country of use). The Company has also established a production planning program to ensure manufacturing logistics are carried out by contract manufacturers. The Company has entered into long-term manufacturing and supply agreements for several of its current products. The Company believes that qualified manufacturers are and will be available to manufacture its proposed products, although there can be no assurance that this will be the case.

         MARKETING -- UNITED STATES

The Company has designed its product selection strategy to maximize the success of its marketing efforts. By having products that current and potential customers have identified as having "high medical value", the Company believes it should be able to more easily attract the attention of the medical community. The Company also believes that its focus on well-defined patient populations will eliminate the need for a large, specialized sales force. Because of the distinct nature of most of its potential markets, the Company expects to be able to concentrate its marketing efforts on a limited number of medical specialists, or on patients themselves.

As part of its marketing efforts, the Company identifies and defines appropriate STMS, identifies customer needs within each STMS, identifies specific product acquisition candidates within each STMS, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis, the product's marketing plan is developed. Upon submission to the FDA of a proposed product's NDA, the product management responsibilities shift from the

Development Team to the Company's Marketing and Sales Departments. The Company's Marketing and Sales Departments are responsible for all aspects of a product's marketing introduction and commercialization, including product forecasting, defining product positioning, price, promotion and physical distribution to successfully commercialize the product. Senior sales and marketing employees lead a cross functional team of internal personnel and external consultants to implement a product's marketing plan and commercialization.

         MARKETING -- FOREIGN

The Company intends to identify foreign partners (usually pharmaceutical companies) to market and distribute some of its current products. The Company considers Europe, Japan and Canada to be its most attractive foreign markets. The Company has entered into marketing and distribution agreements for Antizol and Cystadane in Europe and has initiated discussions with several companies to potentially market and distribute Elliotts B Solution and Sucraid. In general, the Company expects to license foreign marketing and distribution rights after an NDA is submitted in the United States.

         DISTRIBUTION

The Company does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be more economically and efficiently distributed through outside distribution organizations. The physical distribution of the Company's products through third parties allows the Company to avoid some of the costs associated with developing internal information systems that comply with regulatory requirements and satisfy customer service demands. Cystadane is currently distributed by Chronimed, which distributes this product directly to patients through its mail order pharmacy. The Company believes this method of distribution is appropriate for this chronic use product. Elliotts B Solution and Antizol are primarily used in a hospital setting and are distributed by Cord Logistics, a subsidiary of Cardinal Health. This method of distribution allows sales directly into hospitals or, if customers prefer, through their primary distribution agent. Antizol-Vet is a product used in veterinary clinics. The Company has an agreement with W.A. Butler Company, the largest distributor of veterinary products in the United States, to exclusively distribute Antizol-Vet. The Company is currently evaluating the distribution of Antizol-Vet and will attempt to maximize sales potential for this products.

In June 1997, the Company and Chronimed announced the termination of their Marketing and Distribution Agreement dated July 2, 1994. Under the terms of the Marketing and Distribution Agreement, Chronimed had the exclusive right to distribute Caprogel, Busulfex, Antizol and Colomed for a period of at least three years following the date of first delivery of a commercial shipment of any such product. As part of the termination of the Marketing and Distribution Agreement, the Company is obligated to pay Chronimed compensation, consisting of cash and shares of the Company's Common Stock, equal to $2,500,000 over an estimated twelve to twenty four months. To date, the Company has paid Chronimed approximately $260,000 in cash compensation and expects to issue approximately 61,000 shares of Common Stock to Chronimed on March 31, 1998.


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

* ORPHAN DRUG DESIGNATION -- The Company is aware of two other companies that have filed for and received orphan drug designation on products similar to three of its products. Sparta Pharmaceutical and Biocraft have been granted orphan drug designations for their intravenous busulfan and sodium oxybate, respectively. Intravenous busulfan and sodium oxybate are the equivalent of the Company's Busulfex and Xyrem products, respectively. While the Company is not aware of others holding or seeking orphan drug designations for products that would compete with the Company's products for NDA approval, there can be no assurance that the Company's products will not have such competition for the protection conferred by orphan drug status.

* MARKETING AND SALES -- Each of the Company's current products will face competition from other products or from other therapeutic alternatives. In general, the Company's current products will compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company.


GRANTS

The FDA Office of Orphan Drug Products, as well as the Small Business Administration, offer grants to companies whose efforts meet certain requirements. Orphan Drug grants and Small Business Innovation Research (SBIR) grants may be available to fund aspects of the Company's development efforts. To date, the Company has received four FDA Orphan Drug grants and one SBIR grant totaling approximately $1,900,000 to support certain development activities for Busulfex, Colomed, Antizol and Intrachol. Through January 31, 1998, the Company has been reimbursed approximately $1,195,000 for development expenditures related to these Orphan Drug and SBIR grants. Due to the Company's decision to phase out Colomed and Intrachol, the Company does not expect to utilize approximately $200,000 of the grant awards allocable to these products. In addition, approximately $300,000 of the $1,900,000 is allocable to subsequent periods of a multi-year Orphan Drug grant awarded in late 1996 for Busulfex, the payment of which is conditional upon the FDA Office of Orphan Drug Products funding this grant in such subsequent periods. There can be no assurance that the FDA will fund multi-year awards for the Busulfex Orphan Drug grant after the current budget year nor can there be any assurance that the Company will fully collect the grant proceeds on any grant it presently has or may have in the future.


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

         MANUFACTURING REGULATION.

All facilities and manufacturing techniques used to manufacture products for clinical use or sale in the United States must be operated in conformity with GMP, the FDA requirements governing the production of pharmaceutical products. The Company has established a quality assurance program to monitor third-party manufacturers of its products to promote compliance by such manufacturers with domestic and foreign regulations (based on country of use).

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


INSURANCE

Providing health care products entails an inherent risk of liability. In recent years, participants in the health care industry have been subject to a large number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company carries product liability insurance coverage in the aggregate amount of $10 million. The Company also carries a $2 million general business insurance policy. There can be no assurance, however, that such insurance policies will be sufficient to fully indemnify the Company against any asserted claims or that such insurance will continue to be available.


HUMAN RESOURCES

The Company has thirty full-time and three part-time employees. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.


TRADE SECRETS

The Company also relies on trade secrets and proprietary know-how to protect certain of its technologies and potential products. The Company requires employees, consultants and advisors to enter into confidentiality agreements that prohibit disclosure to any third party or use of such secrets and know-how for commercial purposes. Company employees also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived during their employment that relate to the Company's business. There can no assurance, however, that these agreements will be observed and prevent disclosure or provide adequate protection for the Company's confidential information and inventions.


PHASED OUT/TERMINATED DEVELOPMENT PROJECTS

In September 1997, the Company initiated a plan to phase out nine development projects and recorded a one-time charge to earnings of $780,000 for the estimated future costs to complete the phase-out of these projects. The Company took this action in order to focus its efforts and resources on three distinct markets within selected STMS.

The development projects are being phased out include: Colomed, Caprogel, Clonidine, alpha-galactosidase A, colloidal bismuth subcitrate, Intrachol, Repliderm, 5FU (5-fluorouracil), and other indications of Cystadane. The phase-out of several of these projects is expected to occur over at least a twelve month period because of commitments the Company has made to clinical sites to complete clinical trials in process. The Company is evaluating the potential of a sale or licensing of its rights to one or more of these development projects, but there can be no assurance that the Company will be able to do so.

Since inception, the Company has phased out or terminated a total of eleven development projects from its product portfolio. In addition to the nine development projects phased out in 1997, the Company terminated development of glucaric acid in 1996 and L-Cycloserine in 1994.


OTHER

In December 1997, Dr. Bertram Spilker resigned his position as President of the Company and as a member of the Board of Directors. Dr. Spilker will be the Company's Chief of Medical Affairs through 1998. As Chief of Medical Affairs, Dr. Spilker will advise the company on matters relating to development of its drugs and assist with FDA approvals and other regulatory matters. Due to the resignation of Dr. Spilker, the Company engaged Dr. Michael Fox, President of Healthcare Advisors, Inc., to assist with the management of its development and regulatory operations, including advising the Company's Development Teams.

PRODUCTS

The following tables summarize certain information relating to the Company's products:


                                              MARKETED PRODUCTS
----------------------------------------------------------------------------------------------------------
                                                                                 U.S. Patent
                                                                       NDA        Issued or    Orphan Drug
                                                                     Approval      Applied     Designation
Approved Product and STMS                 Application                 Date          For*           ***
-------------------------                 -----------                --------    -----------   -----------
I. ANTIDOTES STMS
Antizol(TM) (fomepizole)            Ethylene glycol (antifreeze)     December        No        Orphan Drug
    Injection                       and methanol poisoning in          1997                    Status Granted
                                    humans

II. ONCOLOGY SUPPORT STMS
Elliotts B(R)Solution               Diluent for intrathecal          September       No        Orphan Drug
    (buffered intrathecal           injection of                       1996                    Status Granted
    electrolyte/dextrose            chemotherapeutic drugs
    solution)                       delivered into cerebrospinal
                                    fluid

III. OTHER
Cystadane(R)(betaine                Homocystinuria, a genetic        October         No        Orphan Drug
    anhydrous for oral solution)    disease                            1996                    Status Granted

Antizol-Vet(TM) (fomepizole)        Ethylene glycol (antifreeze)     November        No        Five year
    for Injection                   poisoning in dogs                  1996                    period of
                                                                                               exclusivity


                                PRODUCTS UNDER DEVELOPMENT
-----------------------------------------------------------------------------------------------------
                                                                           U.S. Patent
                                                             Phase of       Issued or     Orphan Drug
                                                            Development    Applied For    Designation
Proposed Product and STMS        Application                   **             For*            ***
-------------------------        -----------                -----------    -----------    -----------
I. ONCOLOGY SUPPORT STMS
Busulfex(TM) (busulfan)       Chemotherapy in bone            II/III          Yes            Yes
    for Injection             marrow transplant patients

II. SLEEP DISORDERS STMS
Xyrem(TM) (sodium oxybate)    Narcolepsy                       II             No             Yes

III. OTHER
Sucraid(TM) (sacrosidase)     Congenital isomaltase            III            No             Yes
    oral solution             sucrase deficiency
                              ("CSID"), a genetic disease

* The patents are owned by third parties from whom the Company has obtained exclusive licensing rights.

** Development Phases are discussed under "Business - The Regulatory Process".

*** Orphan Drug Designation and Status are discussed under "Business - Orphan
    Drug Act".

ANTIZOL (FOMEPIZOLE) INJECTION

Antizol, the first of the Company's products in the Antidotes STMS, received marketing clearance from the FDA on December 4, 1997 and shipments on advance orders began on December 16, 1997. General commercial availability and the marketing launch of Antizol commenced in January 1998. Antizol is primarily used in a hospital setting and is distributed for the Company by Cord Logistics, a subsidiary of Cardinal Health. Antizol is the first drug indicated as an antidote for ethylene glycol poisoning, or to treat suspected ethylene glycol ingestions. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. In a survey conducted in 1996 by the American Association of Poison Control Centers, over 6,000 cases of ethylene glycol poisoning were reported to United States poison control centers. In the same year, there were about 600 treatments. Because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery, the Company believes that hospital pharmacies will stock at least a minimum quantity of Antizol.

The Company, through a sublicense agreement with Mericon Investment Group, Inc., has an exclusive, worldwide license to develop and market Antizol. Antizol is a known compound and is not patentable. The Company has successfully contracted for the production of Antizol under GMP conditions. The Company has obtained orphan drug status for Antizol as an antidote to treat methanol or ethylene glycol poisonings, which provides marketing exclusivity to the Company through December 4, 2004.

Studies on treatment with Antizol for methanol poisoning and to determine dosing in pediatric cases are ongoing. A supplemental NDA covering the methanol indication is expected to be submitted to the FDA in the second half of 1998.


ELLIOTTS B SOLUTION (BUFFERED INTRATHECAL ELECTROLYTE/DEXTROSE SOLUTION)

Elliotts B Solution, the first of the Company's products in the Oncology Support STMS, received marketing clearance from the FDA in September 1996. The first commercial sales of Elliotts B Solution occurred in December 1996. Elliotts B Solution is primarily used in a hospital setting and is distributed for the Company by a subsidiary of Cardinal Health. Elliotts B Solution is a buffered diluent for the intrathecal administration (injection into the spinal cord) of chemotherapeutic agents. Intrathecal injections are the most common injections made in treating acute lymphoblastic leukemia ("ALL"). ALL is the most prevalent form of leukemia in children. Due to advances in chemotherapy, the cure rate for ALL has improved dramatically in the past 30 years, going from almost zero to nearly 75% today. As a part of modern chemotherapy, doctors often administer a series of up to 20 injections of methotrexate sodium into the cerebrospinal fluid of patients. It is estimated that cerebrospinal injections of methotrexate sodium are administered to about 6,000 people in the United States, and approximately the same number of people in the Company's anticipated foreign markets, on an annual basis. Elliotts B Solution is comparable in pH, electrolyte composition, glucose content and osmolarity to cerebrospinal fluid.

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


CYSTADANE (BETAINE ANHYDROUS FOR ORAL SOLUTION)

         FOR HOMOCYSTINURIA

Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. While Cystadane does not fit into an identified STMS, the Company believes that the small size of the market and Cystadane's high medical value justify the limited resources required to continue making this product available to patients. Chronimed distributes Cystadane directly on a non-exclusive basis to patients in the United States through its mail order pharmacy. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are approximately 1,000 patients with homocystinuria in the United States.

Cystadane is a known compound which has already been used to treat homocystinuria and is, therefore, not patentable for this indication. No license was required for the Company to develop and market Cystadane. The Company has obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provides marketing exclusivity to the Company through October 24, 2003.

         FOR HYPERHOMOCYSTEINEMIA

The Company is sponsoring a study regarding the use of Cystadane to treat hemodialysis patients with hyperhomocysteinemia. However, the Company does not expect to sponsor any additional studies nor does it expect to file a supplement to its approved NDA for Cystadane with respect to this potential additional indication.

         FOR OTHER POTENTIAL INDICATIONS

The Company has sponsored studies for potential additional indications for Cystadane in cardiovascular, liver disease and central nervous system disorders. However, the Company has determined that it will not sponsor any additional studies and it will not to file a supplement to the its approved NDA for Cystadane with respect to these potential additional indications.


ANTIZOL-VET (FOMEPIZOLE) FORINJECTION

In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in late January 1997. Antizol-Vet is available exclusively through W.A. Butler Company, the largest distributor of veterinary pharmaceuticals in the United States. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. Antizol-Vet is legally entitled to a five-year exclusive marketing period through November 2001. The Company, through a sublicense agreement with Mericon Investment Group, Inc., has an exclusive worldwide license to develop and market Antizol-Vet.

Sales of Antizol-Vet in 1997 did not meet the Company's expectations. The Company has determined that Antizol-Vet does not fit into its STMS strategy. Further, the Company does not have the marketing and sales resources required to maximize this product's sales potential within the veterinary market. Accordingly, the Company is evaluating the potential sale or licensing of its rights to this product.


BUSULFEX (BUSULFAN) FOR INJECTION

Leukemias and lymphomas are often fatal diseases that are characterized by a progressive proliferation of abnormal white blood cells in the blood and body tissues. If untreated, they lead to severe anemia, hemorrhages and eventual death. Bone marrow and stem cell transplants (collectively "BMTs") are now considered to be one of the more effective treatments currently available for patients with certain types of these diseases. It is estimated that by the year 2000 more than 20,000 BMTs will be done each year for leukemia and lymphoma patients worldwide, half of which will be done in the United States. Of these 20,000 procedures, approximately 7,000 are expected to receive busulfan as part of the pre-transplantation conditioning regimen. Use of BMTs are growing in the treatment of solid tumors, such as breast cancer and some non-oncologic disorders. The Company expects its intravenous form of busulfan may be used in the treatment of these types of solid tumors, but additional trials will be required.

One of the many complex steps in performing a BMT includes killing the patient's abnormal white blood cells. In the past, total body irradiation was used for this purpose. This type of radiation treatment, however, is associated with several adverse side effects, including damage to the blood vessels of various internal organs, occlusions of veins in the liver (veno-occlusive disease) and degeneration of the white matter of the brain. Researchers discovered, however, that certain types of drugs, termed "chemotherapeutic" drugs, can also be used to kill abnormal white blood cells. Busulfan is a chemotherapeutic drug that is currently available only in oral form, but this form of busulfan can adversely affect the liver and lungs and can lead to fatal failure of either organ. An additional drawback arises because of busulfan's poor solubility in water. As a result, busulfan is currently available only in tablets. Because a BMT requires high dosages of busulfan, patients are required to take large numbers of tablets, usually more than 100 per day for four days, in order to absorb enough of the drug to achieve the desired therapeutic effects. This requirement has limited the use of busulfan for BMT procedures, particularly those involving children. Further, the severe nausea and vomiting that accompanies the administration of oral busulfan leads to loss of some or all of the administered dose.

Insufficient dosage levels of busulfan may not completely destroy the abnormal white blood cells and may result in the patient relapsing after the BMT. Conversely, if the busulfan dosage is too high, the risk of damage to the liver or lungs is increased and the framework upon which the new bone marrow is placed could be damaged, resulting in poor engraftment of the new marrow. An additional complication arises because intestinal absorption of oral busulfan is erratic due to differences among patients in their nutritional states and the effects of other drugs on their gastrointestinal system.

The Company has an exclusive, worldwide license agreement with the M.D. Anderson Cancer Center at the University of Texas to develop and market an intravenous form of busulfan that will be called Busulfex. Because the drug would not enter the patient's gastrointestinal system, vomiting is less likely and dosage levels, therefore, should be more accurately controlled. The intravenous form of the drug bypasses the liver, which should result in reduced liver toxicity rates. These factors may lead to improved safety and an improved likelihood that the BMT will be successful. An increased success rate is important given that the average cost of a BMT in the United States exceeds $100,000. The Company may evaluate further whether liver and lung toxicity rates are reduced through the use of Busulfex after the product is approved for sale.

Many other drugs are currently being developed for use in the BMT area. Although most of these new drugs treat bone marrow cells removed from the body as a part of a BMT and are not chemotherapeutic drugs, some of them may compete with Busulfex. In addition, the Company is aware that Sparta Pharmaceutical has been granted orphan drug designation for its intravenous busulfan in BMT procedures and is currently developing its own form of intravenous busulfan.

A contract manufacturer has been located. The M.D. Anderson Cancer Center has obtained a patent covering Busulfex and orphan drug designation has been obtained by the Company. The Company has an IND and clinical trials to support a marketing application are complete. The Company expects to report the results of the phase II/III clinical trials during the first half of 1998 and plans to submit an NDA for Busulfex during the third quarter of 1998. If the NDA for Busulfex is approved, Busulfex will be the second product in the Company's Oncology Support STMS. The Company plans to market Busulfex to oncologists who conduct BMTs at cancer treatment centers in the United States.


XYREM (SODIUM OXYBATE)

Narcolepsy is a chronic neurologic disorder characterized by excessive daytime sleepiness, unavoidable daytime sleep episodes, cataplexy or sudden loss of muscle control, brief periods of muscle paralysis and hallucinations when awakening or falling asleep. Other related symptoms include disturbances of auditory and visual perception, lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Narcolepsy is thought to affect between 100,000 and 180,000 patients in the United States. Although the peak age of reported symptoms is between 15 to 25 with a smaller peak occurring between 35 and 45, symptoms have been noted in persons as young as five years old.

The usual treatment for narcolepsy includes symptomatic treatment of daytime drowsiness and sleep attacks with stimulants. The symptoms of cataplexy, sleep paralysis and hallucinogenic dreams are typically treated with tricyclic antidepressants. These treatment regimens, in addition to being only minimally effective, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects of insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. The tricyclic antidepressants can cause the side effects of dry mouth, impotence, loss of libido, rapid heart beats and drug tolerance. Xyrem is a naturally occurring substance found in many human tissues. Previous clinical studies with Xyrem suggest that it is a safe, nontoxic substance that is effective in the treatment of narcolepsy. When administered at night, it has been shown to improve night-time sleep and to control cataplexy, sleep paralysis and hallucinations. More than 180 narcolepsy patients have been exposed to clinical doses with no consistent ill effects for up to 15 years of treatment. Xyrem does not appear to have the side effects associated with tricyclic antidepressants. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

Xyrem is a known compound that has already been used to treat narcolepsy and is not patentable for this indication. No license was required for the Company to develop Xyrem. The Company has, however, received orphan drug designation for Xyrem. The Company has an IND and controlled clinical trials are ongoing. Sodium oxybate has been reported to be abused and may be designated a "scheduled drug" under the Controlled Substances Act and/or by various state agencies. A scheduled drug must be manufactured, sold, distributed and used according to strict regulations.

The Company is aware that Cephalon, Inc. has reported it has received an approvable letter from the FDA for its Provigil(R) (Modafinil). Provigil is intended to treat daytime sleepiness relating to narcolepsy and is not expected to be used to treat cataplexy.

The Company expects to report the results of clinical trials relating the Xyrem's efficacy and safety during the first half of 1998 and plans to meet with the FDA in the second half of 1998 regarding its plans for the submission of an NDA. Depending on the outcome of the Company's meeting with the FDA, and on any additional work required by the FDA in support of an NDA, the Company expects that an NDA can be submitted in 1999. If an NDA is submitted and approved by the FDA, Xyrem will be the Company's first product in the Company's Sleep Disorder STMS.


SUCRAID (SACROSIDASE) ORAL SOLUTION

Sucraid is replacement for an enzyme in the small intestine that is necessary to the digestion of sucrose, which is common table sugar. A genetic deficiency of this enzyme results in a disorder known as Congenital Sucrase-Isomaltase Deficiency ("CSID"). The primary symptoms of CSID include severe watery diarrhea, chronic malabsorption and failure to thrive (in infants and toddlers). Other common symptoms include nausea, vomiting, abdominal cramps and abdominal pain following the consumption of foods containing sucrose. Based upon medical literature, it is estimated that between 10,000 and 50,000 persons in the United States suffer from CSID; however, it is unknown how many patients experience symptoms that are severe enough to seek treatment for this condition. The Company estimates that the initial market for Sucraid will be quite small.

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

Sucraid is a specific replacement of the missing enzyme responsible for CSID. Hartford Hospital has granted the Company exclusive worldwide rights to the data on Sucraid for CSID, including the results of two randomized controlled clinical trials. The Company has received orphan drug designation for Sucraid, but it is unlikely that patent protection can be obtained. An NDA for Sucraid was submitted by the Company in May 1997 for the use of Sucraid as an enzyme replacement therapy for the treatment of genetically determined sucrase deficiency, which is part of CSID. In November 1997, the FDA notified the Company that the NDA for Sucraid was approvable pending final product labeling and FDA chemistry questions. The Company expects that the NDA approval and the commercial introduction of Sucraid to a limited patient population will occur in the second quarter of 1998. While Sucraid does not fit into an identified STMS, the Company believes that the small size of the market and its high medical value justify the limited resources required to make this product available to patients. The Company expects to distribute Sucraid direct to patients through NEXUS, a subsidiary of Cardinal Health.


ITEM 2. PROPERTIES

The Company currently occupies approximately 8,895 square feet of leased office space at a monthly rent of approximately $10,430, including operating expenses. This lease expires in December 31, 1998. The Company believes its current facilities will be adequate for its presently anticipated needs.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 1, 1998.

       Name                  Age              Title
       ----                  ---              -----
John Howell Bullion          46     Chief Executive Officer and Director
Dayton T. Reardan, Ph.D.     42     Vice President of Regulatory Affairs
Patti A. Engel               37     Vice President of Marketing & Sales

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

Ms. Engel has been the Company's Vice President of Marketing & Sales since May 1995 and had been Director of Marketing for the Company since joining the Company in 1994. From 1984 to 1994, Ms. Engel held a variety of sales and marketing management positions with 3M Pharmaceuticals, a division of the 3M Company. Prior to joining 3M, Ms. Engel was a practicing nurse in the field of pediatric oncology.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company's Common Stock for the years ended December 31, 1996 and December 31, 1997.

                                                   High               Low
                                                 --------------------------
YEAR ENDED DECEMBER 31, 1996
  January 1, 1996 through March 31, 1996          $9.750             $5.375
  April 1, 1996 through June 30, 1996            $10.250             $7.250
  July 1, 1996 through September 30, 1996        $11.125             $6.875
  October 1, 1996 through December 31, 1996      $11.125             $7.875

YEAR ENDED DECEMBER 31, 1997
  January 1, 1997 through March 31, 1997          $9.625             $4.172
  April 1, 1997 through June 30, 1997             $6.500             $3.500
  July 1, 1997 through September 30, 1997         $8.875             $5.000
  October 1, 1997 through December 31, 1997       $8.000             $4.500

As of March 24, 1998, the Company's Common Stock was held by 285 shareholders of record and the Company estimates that there were approximately 4,400 beneficial owners of its Common Stock on such date.

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


ITEM 6. SELECTED FINANCIAL DATA

                               FINANCIAL POSITION


                                                                                             (Unaudited)
                                             December 31,    December 31,    December 31,    December 31,
                                                 1997            1996            1995           1994
                                             ------------    ------------    ------------    ------------
Cash and cash equivalents                    $  2,150,877    $  3,927,945    $  5,029,682    $  3,186,328
Working capital                                 4,479,714      14,538,893       7,317,554       3,736,121
Total assets                                    8,238,950      17,150,599       8,987,362       4,087,599
Deficit accumulated during the development
  stage                                       (26,196,538)    (14,808,669)     (7,191,485)     (2,033,538)
Total shareholders' equity                      3,645,902      14,795,331       7,493,990       3,850,171

                                FINANCIAL RESULTS


                                                                 (Unaudited)    (Unaudited)      Period from
                                For the Year    For the Year    For the Year    For the Six    January 1, 1993
                                   Ended           Ended           Ended        Months Ended   (Inception) to
                                December 31,    December 31,    December 31,    December 31,    December 31,
                                    1997            1996            1995            1994            1997
                                ------------    ------------    ------------    ------------    ------------
Revenues                        $    634,838    $     36,681    $       --      $       --      $    671,519

Operating expenses:
   Cost of sales                     297,727          10,446            --              --           308,173
   Research and development        6,482,004       6,248,381       4,100,502         727,404      18,205,416
   Sales and marketing             3,330,988         399,444            --              --          3,730432
   General and administrative      2,461,344       1,854,273       1,496,113         510,556       6,567,491
                                ------------    ------------    ------------    ------------    ------------
Loss from operations             (11,937,225)     (8,475,863)     (5,596,615)     (1,237,960)    (28,139,993)

Other income:
   Interest                          549,356         858,679         438,668          96,752       1,943,455
                                ------------    ------------    ------------    ------------    ------------

Net loss and deficit
  accumulated during the
  development stage             $(11,387,869)   $ (7,617,184)   $ (5,157,947)   $ (1,141,208)   $(26,196,538)
                                ============    ============    ============    ============    ============

Basic and diluted loss per
    common share                $      (1.87)   $      (1.43)   $      (1.89)   $       (.96)   $      (7.92)
                                ============    ============    ============    ============    ============

Weighted average number of
    shares outstanding             6,074,342       5,331,356       2,734,680       1,184,712       3,303,980
                                ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed Inc. The activities of the Orphan Medical Division, formed in January 1993, and the Company, since its incorporation, have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products and preparing for the commercial introduction of four products. Elliotts B Solution and Cystadane were first sold commercially late 1996, followed by Antizol-Vet in early 1997 and Antizol in late 1997. As of December 31, 1997, approximately $24,227,882 of cash has been used to fund operating activities since January 1, 1993 (inception). The Company does not expect to achieve profitable operations until at least 1999.

RESULTS OF OPERATIONS

In 1995, the Company changed from a June 30 fiscal year to a calendar year, resulting in a shortened fiscal year of six months from July 1, 1995 to December 31, 1995. Management's discussion and analysis of results of operations includes a comparison of audited financial results for the twelve months ended December 31, 1996 to the unaudited financial results for the twelve months ended December 31, 1995, and a comparison of the audited financial results for the six months ended December 31, 1995 to the unaudited financial results for the six months ended December 31, 1994.

TWELVE MONTHS ENDED DECEMBER 31, 1997 (AUDITED) VS. TWELVE MONTHS ENDED DECEMBER 31, 1996 (AUDITED)

The Company had approximately twelve months of sales for three of its products in 1997, whereas it had approximately one month of sales for two of its products in 1996. In addition, the Company commenced shipping Antizol for the first time in December 1997. Sales increased from $36,681 for the twelve months ended December 31, 1996 to $634,838 for the twelve months ended December 31, 1997. The Company expects sales of Antizol-Vet, which were $363,902 in 1997, to decrease and it is currently evaluating the potential sale or licensing of its rights to this product. Sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its approved products.

Cost of sales increased from $10,446 for the twelve months ended December 31, 1996 to $297,727 for the twelve months ended December 31, 1997. Included in cost of sales for the twelve months ended December 31, 1997 is a provision of approximately $104,000 for writing down Antizol-Vet inventories to market. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expenses increased from $6,248,381 (74% of the total loss from operations) for the twelve months ended December 31, 1996 to $6,482,004 (54% of the total loss from operations) for the twelve months ended December 31, 1997. The $233,623 increase, net of grant proceeds, is largely attributable to significantly higher clinical trial program spending for Busulfex and Xyrem, which was offset in part by reduced development spending on the nine products the Company has determined it will phase-out over the next twelve months. The Company recorded a one-time charge of $780,000 to earnings during its third quarter ended September 30, 1997 with respect to its decision to phase-out nine development products. The Company filed one NDA during 1997 for Sucraid compared to one NDA during 1996 for Antizol. As of December 31, 1997, the Company had three products under development, whereas thirteen products were under development as of December 31, 1996. Research and development expenditures will likely continue to fluctuate from quarter to quarter and from year to year depending principally on, among other factors, the timing of new product development and the progress of clinical trial programs. However, based on the Company's current development portfolio of products that it expects to market, research and development expenses are expected to decrease in subsequent periods, but the amount of such decrease in subsequent periods will depend principally on the level of Busulfex and Xyrem clinical trial activity. The Company's clinical spending for a product is dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial and the number of active clinical sites. In addition, the Company's product development schedule for the products currently under development and additional products it may develop in the future will also be influenced by regulatory decisions, competitive pressures and the availability of funding.

Sales and marketing expenses increased from $399,444 (5% of the total loss from operations) for the twelve months ended December 31, 1996 to $3,330,988 (28% of the total loss from operations) for the twelve months ended December 31, 1997. The $2,931,544 increase is principally due to a one-time $2,172,000 expense related to the June termination of an agreement under which Chronimed had exclusive rights to distribute certain Orphan Medical products. Without this one-time $2,172,000 expense, sales and marketing expense increased approximately $759,000 because of costs related to initiating the new distribution agreement with Cardinal Health and marketing costs for the Company's four approved products. Excluding one-time expenses, sales and marketing expenses are expected to increase in subsequent quarters principally due to sales and marketing programs associated with the Company's four approved products and due to the addition of a small, specialized sales force for Antizol in the fourth quarter of 1997.

General and administrative expenses increased from $1,854,273 (22% of the total loss from operations) for the twelve months ended December 31, 1996 to $2,461,344 (21% of the total loss from operations) for the twelve months ended December 31, 1997. The $607,071 increase is principally due to the full year effect of 1996 staff additions, lease costs for added office and storage space, and information systems expenditures. General and administrative expenses are not expected to increase in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $858,679 for the twelve months ended December 31, 1996 to $549,356 for the twelve months ended December 31, 1997. This decrease is due to less interest income resulting from lower levels of investable funds and interest expense incurred in the second half of the year related to the Company's obligation to Chronimed. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund development, marketing and sales activities, and as the Company accrues a non-cash charge for interest expense related to the Chronimed obligation.

Net loss for the twelve months ended December 31, 1997 and for the twelve months ended December 31, 1996 was $(11,387,869) and $(7,617,184), respectively. Basic and diluted loss per common share for these respective periods were $(1.87) and $(1.43), based on weighted average number of common shares outstanding of 6,074,342 and 5,331,356, respectively.


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

Research and development expenses increased from $4,100,502 (73% of the total loss from operations) for the twelve months ended December 31, 1995 to $6,248,381 (74% of the total loss from operations) for the twelve months ended December 31, 1996. The $2,147,879 increase, net of grant proceeds, is largely attributable to higher levels of outside development expenditures, principally clinical trial programs, toxicology and drug manufacturing costs, for Caprogel, Xyrem and Sucraid, and development spending that commenced in 1996 on four new products and one additional indication of a Current Product. The Company filed one NDA for Antizol and a 510(k) application for Repliderm during 1996, whereas the Company filed three NDAs (Cystadane, Elliotts B Solution and Antizol-Vet) during 1995. As of December 31, 1996, the Company had thirteen products under development, whereas twelve products were under development as of December 31, 1995.

Sales and marketing expenses increased from $0 for the twelve months ended December 31, 1995 to $399,444 (5% of the total loss from operations) for the twelve months ended December 31, 1996. Sales and marketing expenses prior to 1996 were included in general and administrative expenses and are not considered material by the Company. The $399,444 increase is principally due to adding marketing staff and sales and marketing costs for the commercial introduction of the Company's first FDA approved products.

General and administrative expenses increased from $1,496,113 (27% of the total loss from operations) for the twelve months ended December 31, 1995 to $1,854,273 (22% of the total loss from operations) for the twelve months ended December 31, 1996. The $358,160 increase is principally due to adding staff.

Other income increased from $438,668 for the twelve months ended December 31, 1995 to $858,679 for the twelve months ended December 31, 1996. This increase is due solely to interest income attributable to higher levels of investable funds, which resulted from the Company's secondary offering of Common Stock in April 1996.

Net loss for the twelve months ended December 31, 1996 and for the twelve months ended December 31, 1995 was $(7,617,184) and $(5,157,947), respectively. Basic and diluted loss per common share for these respective periods were $(1.43) and $(1.89), based on weighted average number of common shares outstanding of 5,331,356 and 2,734,680, respectively.


SIX MONTHS ENDED DECEMBER 31, 1995 (AUDITED) VS. SIX MONTHS ENDED DECEMBER 30, 1994 (UNAUDITED)

Research and development expenses increased from $727,404 (59% of the total loss from operations) for the six months ended December 30, 1994 to $2,414,988 (73% of the total loss from operations) for the six months ended December 31, 1995. The $1,687,584 increase is largely attributable to outside development expenditures, principally clinical programs, toxicology and drug manufacturing costs for Caprogel, Antizol, Cystadane, Busulfex and Xyrem. This increase reflects increased spending for several products for which the Company has filed NDAs and for which it expects to file NDAs in 1996. The Company filed three NDAs (Cystadane, Elliotts B Solution and Antizol-Vet) during the six months ended December 31, 1995, whereas no NDAs were filed during the six months ended December 30, 1994. As of December 31, 1995, the Company had twelve products under development, whereas ten products were under development as of December 30, 1994.

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

Net loss for the six months ended December 31, 1995 and for the six months ended December 30, 1994 was $(2,998,150) and $(1,141,208), respectively. Basic and diluted loss per common share for these respective periods were $(.80) and $(.96), based on weighted average number of common shares outstanding of 3,739,588 and 1,184,712, respectively.


LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 1997, the Company has used $24,227,882 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, interest income and product sales. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

Net working capital (current assets less current liabilities) decreased from $14,538,893 at December 31, 1996 to $4,479,714 at December 31, 1997. Cash and
cash equivalents, and available-for-sale securities decreased from $16,707,906 at December 31, 1996 to $7,169,230 at December 31, 1997. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company's commitments for outside development spending decreased from $4,287,000 at December 31, 1996 to $2,700,000 at December 31, 1997. The
$1,587,000 decrease resulted principally from the Company's decision to phase out nine products from its development portfolio. The Company expects future commitments for Xyrem to increase significantly over current levels.

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through December 31, 1997 of $26,196,538. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. The Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations through December 31, 1998. These assumptions are based upon the Company maintaining expenses at current levels and increasing revenues from the sale of its Antizol product. Any material reduction in projected revenues will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through certain reductions in personnel and research and development. There is no assurance that equity or debt financing will be available or, if available, on acceptable terms. The Company believes that, if necessary, it will be able to continue to meet its ongoing financial obligations and operate through December 31, 1998 solely by reducing its current expense level through reductions in personnel and research and development.

The Company estimates it will need to raise at least $7,000,000 of additional capital to fully implement the Company's current business plan through 1999. The Company has no assurance that such capital will be available or, if available, on acceptable terms.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the National Market tier. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. The Company's net tangible assets at December 31, 1997 equaled approximately $3,645,000. Net tangible assets means total assets less total liabilities. Accordingly, upon receiving notice from Nasdaq regarding this deficiency, the Company must either raise additional capital in order to satisfy the $4.0 million net tangible asset requirement or maintain a market capitalization of at least $50.0 million. Should the Company fail to satisfy either requirement, the Company's Common Stock would no longer qualify for listing on the Nasdaq National Market, but would qualify for quotation on the Nasdaq Small Cap Market.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements of the Company as of and for the year ended December 31, 1997 begin on page F-1 of this Annual Report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS OF THE REGISTRANT.

The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on May 27, 1998 (the "Proxy Statement").

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

                                                                  PAGE NUMBER
                                                                    IN THIS
                                                                 ANNUAL REPORT
          DESCRIPTION
----------------------------------------------------------       -------------
Report of Independent Auditors                                        F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Cash Flows                                              F-4
Statement of Changes in Shareholders' Equity                          F-5
Notes to Financial Statements                                     F-6 to F-11

(a) (2) All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

(a) (3) LISTING OF EXHIBITS


Exhibit                                                                                                 Method of
Number                                       Description                                                 Filing
--------- --------------------------------------------------------------------------------------------  ---------
   3.1     Articles of Incorporation of Orphan Medical, Inc. ("OMI")                                      (1)
   3.2     Bylaws of OMI, as amended                                                                      (1)
   4.1     OMI 1994 Stock Option Plan                                                                     (1)
   4.2     OMI Employee Incentive Stock Option Agreement                                                  (1)
   4.3     OMI Non-Incentive Stock Option Agreement                                                       (1)
   4.4     OMI Non-Incentive Stock Option Agreement for Non-Employee Directors                            (1)
   10.1    Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994          (1)
   10.2    Transfer Agreement between OMI and Chronimed effective July 1, 1994                            (1)
   10.3    Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994           (1)
   10.4    Administrative Services Agreement between OMI and Chronimed effective July 2, 1994             (1)
   10.5    Security Agreement between OMI and Chronimed effective July 2, 1994                            (1)
   10.6    Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for
           Innovative Technology dated September 17, 1993                                                 (1)
   10.7    Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas
           System and the University of Houston effective February 14, 1994                               (1)
   10.8    Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated
           December 29, 1993                                                                              (1)
   10.9    Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment
           Group, Inc. dated December 17, 1993                                                            (1)
  10.10    License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer
           dated March 2, 1994                                                                            (1)
  10.11    Employment Agreement between OMI and John Howell Bullion dated August 31, 1994                 (1)
  10.12    Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994     (1)
  10.13    Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between
           OMI and Richard Breuer dated September 30, 1994                                                (2)
  10.14    Assumption Agreement and Consent to Assignment regarding Aminocaproic
           Acid between OMI and Virginia's Center for Innovative Technology dated September 30, 1994 (2)
  10.15    Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and
           Mericon Investment Group, Inc. dated October 5, 1994                                           (2)



Exhibit                                                                                                 Method of
Number                                       Description                                                 Filing
--------- --------------------------------------------------------------------------------------------  ---------

  10.16    License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon
           Investment Group, Inc. dated July 6, 1993                                                      (2)
  10.17    License Agreement regarding Glucaric Acid between OMI and Ohio State University Research
           Foundation dated December 28, 1994                                                             (2)
  10.18    Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI
           and Lifecore Biomedical, Inc. dated December 21, 1994                                          (2)
  10.19    Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994        (2)
  10.20    Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the
           University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University
           of Texas System and the University of Houston dated October 18, 1994                           (2)
  10.21    License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994      (2)
  10.22    License Agreement regarding Sucrase between OMI and Hartford Hospital dated December 30,
           1994                                                                                           (2)
  10.23    Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February
           6, 1995                                                                                        (2)
  10.24    Consulting Agreement between OMI and William B. Adams dated November 15, 1994                  (3)
  10.25    Lease Agreement between OMI and Wahldick Rice Property Management, Inc. ("Wahldick")
           dated January 5, 1995                                                                          (2)
  10.26    Lease Agreement between OMI and Wahldick dated October 3, 1994                                 (2)
  10.27    Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated October 17,
           1994                                                                                           (2)
  10.28    Lease Agreement between OMI and Wahldick dated May 26, 1995                                    (4)
  10.29    Agreement between OMI and David A. Feste effective July 1, 1995                                (4)
  10.30    Development and License Agreement regarding Choline Chloride between OMI and Alan
           Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995                (4)
  10.31    Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard
           Breuer dated May 12, 1995                                                                      (4)
  10.32    Addendum to Administrative Services Agreement between OMI and Chronimed dated August 2,
           1995                                                                                           (4)
  10.33    Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for
           Innovative Technology dated September 17, 1993                                                 (5)
  10.34    Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated
           July 2, 1994                                                                                   (5)
  10.35    Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated
           October 19, 1994                                                                               (5)
  10.36    IRS tax qualification letter dated January 10, 1996 regarding the favorable determination
           of the tax status of the OMI 401(k) Savings Plan                                               (5)
  10.37    Lease Agreement between OMI and Wahldick Rice Property Management, Inc. dated February 5,
           1996                                                                                           (5)
  10.38    Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman
           Laboratories, Inc. dated March 4, 1996                                                         (5)
  10.39    Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and
           Distribution Agreement dated July 2, 1996                                                      (6)
  10.40    Cystadane Agreement between the OMI and Chronimed dated October 11, 1996                       (7)
  10.41    License Agreement regarding alpha galactosidase A between OMI and Research Corporation
           Technologies, Inc. Dated March 15, 1996                                                        (8)
  10.42    License Agreement regarding 5-fluorouracil between OMI and the University of Miami and
           its Department of Opthalmology dated December 6, 1996                                          (8)



Exhibit                                                                                                 Method of
Number                                       Description                                                 Filing
--------- --------------------------------------------------------------------------------------------  ---------

  10.43    Collaborative Development Agreement regarding Clonidine between OMI and Medtronic, Inc.
           dated November 27, 1996                                                                        (8)
  10.44    Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996            (8)
  10.45    Distribution Services Agreement between OMI and Cardinal Health dated June 1, 1997             (9)
  10.46    Termination Agreement dated as of June 27, 1997                                               Filed
                                                                                                        herewith
   23.1    Consent of Ernst & Young LLP                                                                  Filed
                                                                                                        herewith
    24     Power of Attorney                                                                             Filed
                                                                                                        herewith
    27     Financial Data Schedule - EDGAR SCHEDULE                                                      Filed
                                                                                                        herewith
    99     Cautionary Statements                                                                         Filed
                                                                                                        herewith

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

(8) Incorporated by reference to the corresponding exhibit numbers in OMI's Annual Report on Form 10-K filed for the year ended December 31, 1996, Commission File No. 0-24760.

(9) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-24760.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) EXHIBITS

See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 27th day of March, 1998.

                                             ORPHAN MEDICAL, INC.
                                             By:
                                                 /s/ John Howell Bullion
                                                 -----------------------
                                                 John Howell Bullion
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 1998.

               SIGNATURE                                  TITLE
-------------------------------------------   ----------------------------------
        /s/ John Howell Bullion               Chief Executive Officer (Principal
-------------------------------------------   Executive Officer) and a Director
          John Howell Bullion

                   *                          Director
-------------------------------------------
            William A. Adams

                   *                          Director
-------------------------------------------
         Maurice R. Taylor, II

                   *                          Director
-------------------------------------------
Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)

                   *                          Director
-------------------------------------------
     W. Leigh Thompson, Ph.D., M.D.

                   *                          Director
-------------------------------------------
    William M. Wardell, Ph.D., M.D.
-------------------------------------------


By: /s/ John Howell Bullion
    -----------------------
    John Howell Bullion, Attorney-In-Fact


         * John Howell Bullion, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a "*", by signing his name hereto, does hereby sign and execute this Annual Report on behalf of each of the officers and directors in the capacities in which the name of each appears above.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Orphan Medical, Inc.


We have audited the accompanying balance sheets of Orphan Medical, Inc. (a development stage company) as of December 31, 1997 and 1996, the related statements of operations, changes in shareholders' equity and cash flows for each of the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, and the period from January 1, 1993 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, the year ended June 30, 1995, and the period from January 1, 1993 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 4, 1998

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                              DECEMBER 31,
                                                          1997            1996
                                                      ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                          $  2,150,877    $  3,927,945
   Available-for-sale securities                         5,018,353      12,779,961
   Accounts receivable, less allowance for doubtful
     accounts and returns of $22,600 and $0                238,356          36,679
   Other receivables                                       143,581         114,506
   Inventories                                             308,548            --
   Prepaid expenses                                         41,599          35,070
                                                      ------------    ------------
Total current assets                                     7,901,314      16,894,161

Property and equipment:
   Property and equipment                                  494,680         336,991
   Accumulated depreciation                               (157,044)        (80,957)
                                                      ------------    ------------
                                                           337,636         256,034

Organization costs, net of amortization                       --               404
                                                      ------------    ------------
Total assets                                          $  8,238,950    $ 17,150,599
                                                      ============    ============

Liabilities and shareholders' equity
Current liabilities:
   Chronimed, Inc. obligation - current portion       $    876,655
   Accounts payable and accrued expenses                 2,494,766    $  2,297,736
   Accrued payroll and related taxes                        50,179          57,532
                                                      ------------    ------------
Total current liabilities                                3,421,600       2,355,268

Noncurrent liabilities
   Chronimed, Inc. Obligation                            1,171,448            --

Commitments

Shareholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 6,099,562 and 6,056,088 issued and
     outstanding                                            60,996          60,561
   Additional paid-in capital                           29,783,404      29,543,439
   Deficit accumulated during the development stage    (26,196,538)    (14,808,669)
                                                      ------------    ------------
                                                         3,647,862      14,795,331
   Unrealized gain (loss) on available-for-sale
     securities                                             (1,960)           --
                                                      ------------    ------------
Total shareholders' equity                               3,645,902      14,795,331
                                                      ------------    ------------
Total liabilities and shareholders' equity            $  8,238,950    $ 17,150,599
                                                      ============    ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                           PERIOD FROM
                           FOR THE YEAR    FOR THE YEAR    FOR THE SIX     FOR THE YEAR   JANUARY 1, 1993
                              ENDED           ENDED        MONTHS ENDED       ENDED       (INCEPTION) TO
                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     JUNE 30,       DECEMBER 31,
                               1997            1996            1995           1995            1997
                           ------------    ------------    ------------    ------------    ------------
Revenues                   $    634,838    $     36,681    $       --      $       -       $    671,519

Operating expenses:
   Cost of sales                297,727          10,446            --              --           308,173
   Research and
     development              6,482,004       6,248,381       2,414,988       2,412,918      18,205,416
   Sales and marketing        3,330,988         399,444            --              --         3,730,432
   General and
     administrative           2,461,344       1,854,273         872,773       1,133,896       6,567,491
                           ------------    ------------    ------------    ------------    ------------
Loss from operations        (11,937,225)     (8,475,863)     (3,287,761)     (3,546,814)    (28,139,993)

Other income:
   Interest                     549,356         858,679         289,611         245,809       1,943,455
                           ------------    ------------    ------------    ------------    ------------

Net loss and deficit
  accumulated during the
  development stage        $(11,387,869)   $ (7,617,184)   $ (2,998,150)   $ (3,301,005)   $(26,196,538)
                           ============    ============    ============    ============    ============
Basic and diluted loss
per common share           $      (1.87)   $      (1.43)   $      (0.80)   $      (2.28)   $      (7.92)
                           ============    ============    ============    ============    ============

Weighted average number
of shares outstanding         6,074,342       5,331,356       3,739,588       1,447,452       3,303,980
                           ============    ============    ============    ============    ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                   PERIOD FROM
                                   FOR THE YEAR    FOR THE YEAR    FOR THE SIX     FOR THE YEAR  JANUARY 1, 1993
                                      ENDED           ENDED        MONTHS ENDED       ENDED      (INCEPTION) TO
                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,      JUNE 30,      DECEMBER 31,
                                       1997            1996            1995            1995            1997
                                   ------------    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                           $(11,387,869)   $ (7,617,184)   $ (2,998,150)   $ (3,301,005)   $(26,196,538)
Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and
       amortization                      76,491          48,898          17,672          18,072         161,133
     Loss on disposition of
       fixed assets                        --             4,091            --              --             4,091

     Changes in operating assets
       and liabilities:
         Accounts payable
           and accrued
           expenses                     189,677         861,896         894,706         522,653       2,544,945
         Inventories                   (308,548)           --              --              --          (308,548)
         Accounts
           receivables and
           current assets              (237,281)       (124,566)         (5,156)        (56,216)       (432,965)
                                   ------------    ------------    ------------    ------------    ------------
Net cash used in operating
   activities                       (11,667,530)     (6,826,865)     (2,090,928)     (2,816,496)    (24,227,882)

INVESTING ACTIVITIES
 Purchase of office
   equipment                           (157,689)       (132,991)        (31,772)       (151,525)       (540,244)
 Proceeds from fixed asset
   sales                                   --              --              --            38,192          38,192
 Purchase of short-term
   investments                      (12,253,885)    (19,523,044)     (5,395,704)           --       (37,172,633)
 Maturities of short term
   investments                       20,013,533      10,462,638       1,676,149            --        32,152,320
                                   ------------    ------------    ------------    ------------    ------------
Net cash provided by (used
   in) investing activities           7,601,959      (9,193,397)     (3,751,327)       (113,333)     (5,522,365)

FINANCING ACTIVITIES
 Capital contribution                      --              --              --         5,000,000       5,000,000
 Chromimed, Inc. obligation           2,048,103            --              --              --         2,048,103
 Stock option exercise
   proceeds                             240,400          83,625            --              --           324,025
 Net proceeds from stock
   offerings                               --        14,834,900            --         8,801,766      23,636,666
 Expenses paid by Chronimed                --              --              --              --           892,330
                                   ------------    ------------    ------------    ------------    ------------
Net cash provided by
   financing activities               2,288,503      14,918,525            --        13,801,766      31,901,124
                                   ------------    ------------    ------------    ------------    ------------

Increase (decrease) in cash
   and cash equivalents              (1,777,068)     (1,101,737)     (5,842,255)     10,871,937       2,150,877
Cash and cash equivalents at
   the beginning of period            3,927,945       5,029,682      10,871,937            --              --
                                   ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at
   the end of period               $  2,150,877    $  3,927,945    $  5,029,682    $ 10,871,937    $  2,150,877
                                   ============    ============    ============    ============    ============

SUPPLEMENTAL CASH FLOW
   INFORMATION
Cash interest received             $    730,618    $    719,542    $    261,562    $    236,938    $  1,948,657
                                   ============    ============    ============    ============    ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                  ADDITIONAL       DURING
                                 ----------------------------      PAID-IN       DEVELOPMENT
                                    SHARES          AMOUNT         CAPITAL          STAGE           TOTAL
                                 ------------    ------------    ------------    ------------    ------------
Net loss for the period of
   January 1, 1993 (inception)
   to July 2, 1993                       --      $       --      $       --      $    (43,668)   $    (43,668)
Contribution by Chronimed                --              --            43,668            --            43,668
                                 ------------    ------------    ------------    ------------    ------------
Balance at July 2, 1993                  --              --            43,668         (43,668)           --
   Net loss                              --              --              --          (848,662)       (848,662)
   Issuance of Common Stock
     in connection with
     establishment of Company
     and net assets
     distributed to Company
     in connection with
     spin-off                       1,187,750          11,878       5,828,163            --         5,840,041
                                 ------------    ------------    ------------    ------------    ------------
Balance at July 1, 1994             1,187,750          11,878       5,871,831        (892,330)      4,991,379
   Net loss                              --              --              --        (3,301,005)     (3,301,005)
   Adjustment related to
     actual number of shares
     distributed to
     shareholders in
     connection with spin-off          (6,912)            (70)             70            --              --
   Proceeds from public
     offering in May and June
     of 2,558,750 shares at
     $4.00 per share, net of
     commissions and expenses
     of $1,433,284                  2,558,750          25,588       8,776,128            --         8,801,716
   Proceeds from issuance of
     warrant agreement to
     purchase 222,500 shares
     at $5.20 per share                  --              --                50            --                50
                                 ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1995            3,739,588          37,396      14,648,079      (4,193,335)     10,492,140
   Net loss                              --              --              --        (2,998,150)     (2,998,150)
                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1995        3,739,588          37,396      14,648,079      (7,191,485)      7,493,990
   Net loss                              --              --              --        (7,617,184)     (7,617,184)
   Proceeds from public
     offering in April of
     2,300,000 shares at
     $7.125 per share, net of
     commissions and expenses
     of $1,552,600                  2,300,000          23,000      14,811,900            --        14,834,900
   Options exercised                   16,500             165          83,460            --            83,625
                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1996        6,056,088          60,561      29,543,439     (14,808,669)     14,795,331
   Net loss                              --              --              --       (11,387,869)    (11,387,869)
   Options exercised                   41,287             413         213,284            --           213,697
   Compensatory options
     granted                             --              --            26,703            --            26,703
   Warrants exercised                   2,187              22             (22)           --              --
                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997        6,099,562    $     60,996    $ 29,783,404    $(26,196,538)   $  3,647,862
                                 ============    ============    ============    ============    ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1. BUSINESS ACTIVITY

Orphan Medical, Inc. (the "Company"), a development stage company, acquires, develops and markets products of high medical value intended to address inadequately treated or uncommon diseases. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company is the successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. ("Chronimed") from January 1, 1993 (inception) to July 1, 1994. In July 1994, Chronimed contributed the assets and personnel of its Orphan Medical Division, together with the rights to several proposed pharmaceutical products, to the Company. In October 1994, Chronimed distributed the shares of the Company's Common Stock to the shareholders of Chronimed.

In the later half of 1997, the Company focused its efforts on drugs with high medical value that fit within three specific therapeutic market segments: antidote, oncology support, and sleep disorders. The Company is currently developing three potential products and has four marketed products. The Company received marketing clearance from the Food and Drug Administration ("FDA") to market one product in 1997 and three products in 1996. In addition, a new drug application ("NDA") was submitted in May 1997, which the Company expects will receive marketing clearance from the FDA during the first half of 1998.

2. MANAGEMENT'S PLANS CONCERNING CASH FLOW AND ONGOING OPERATIONS

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through December 31, 1997 of $26,196,538. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. The Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations through December 31, 1998. These assumptions are based upon the Company maintaining expenses at current levels and increasing revenues from the sale of its Antizol product. Any material reduction in projected revenues will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through certain reductions in personnel and research and development. There is no assurance that equity or debt financing will be available or, if available, on acceptable terms. The Company believes that, if necessary, it will be able to continue to meet its ongoing financial obligations and operate through December 31, 1998 solely by reducing its current expense level through reductions in personnel and research and development.

The Company estimates it will need to raise at least $7,000,000 of additional capital to fully implement the Company's current business plan through 1999. The Company has no assurance that such capital will be available or, if available, on acceptable terms.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Sales are recognized at the time a product is shipped to the Company's customers, with provisions established for estimated outdated product returns.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments, consisting of U.S. government agency securities and investment grade commercial paper, with remaining maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates market value.

AVAILABLE-FOR-SALE SECURITIES

The Company considers all highly liquid investments, consisting of U.S. government agency securities and investment grade commercial paper, with remaining maturities of more than 90 days, but less than one year, when purchased to be available-for-sale securities. Available-for-sale securities are carried at cost plus accrued interest, which approximates market value. The Company records unrealized gain or loss, if any, on available-for-sale securities to a separate component of shareholders' equity.

ACCOUNTS RECEIVABLE ALLOWANCE

The Company determines an allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable.

INVENTORIES

Inventories are valued at standard costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market values.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives of five to seven years.

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

STOCK BASED COMPENSATION

The Company accounts for its stock option plans under the intrinsic-value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), beginning with the year ended December 31, 1996.

LOSS PER SHARE

Loss per share is based upon the weighted average number of shares outstanding during the respective period. Common stock equivalents are not included as their effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, the definition and calculation of "Primary" and "Fully Diluted" earnings per share prescribed by APB Opinion No. 15, "Earnings per Share", has been revised with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform with the current year presentation. These reclassifications have no impact on net loss or shareholders' equity as previously reported.

4. OPERATING LEASES

The Company has a non-cancelable operating lease for office space that expires on December 31, 1998. Future minimum lease payments, including current real estate taxes and operating expenses under this operating lease are $114,730. Total rent expense was approximately $107,000, $66,000, $27,000 and $47,000 for the years ended December 31, 1997 and 1996, the six month period ended December 31, 1995, and for the year ended June 30, 1995, respectively. The Company had no rent expense prior to July 2, 1994.

5. INCOME TAXES

The Company has incurred net operating losses since inception. Losses through July 1, 1994, the effective date of the spin-off, were utilized by Chronimed in its consolidated income tax return. As of December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $22,534,000 and research and experimentation tax credit carryforwards of approximately $1,834,000, which will be available to reduce its future tax liabilities through the year 2012. For financial reporting purposes, a valuation allowance of $10,323,000 has been recognized to offset the deferred tax assets related to these carryforwards.

No current income taxes have been provided for the years ended December 31, 1997 and 1996, the six month period ended December 31, 1995, nor for the years ended June 30, 1995 and July 1, 1994, as the Company had a loss for both financial reporting and tax purposes.

Significant components of the Company's net deferred tax assets are as follows:


                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1997           1996
                                                                ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards                              $  7,661,000    $  4,593,000
  Research and experimentation credit carryforwards                1,834,000       1,008,000
  Sales & marketing charge on terminating marketing agreement        696,000            --
  Provision for project termination and other accrual                177,000         130,000
                                                                ------------    ------------
                                                                  10,368,000       5,731,000
Total deferred tax liabilities:
  Depreciation                                                       (45,000)        (22,000)

Valuation allowance for deferred tax assets                      (10,323,000)     (5,709,000)
                                                                ------------    ------------
Net deferred tax assets                                         $       --      $       --
                                                                ============    ============

In May 1995, the Company exceeded the limits allowable under Section 382 of the Internal Revenue Code related to changes in ownership percentage governing future utilization of NOL and research and experimentation tax credit carryforwards (tax benefit carryforwards). The effect of this occurrence is to limit the annual utilization of tax benefit carryforwards. As of December 31, 1997, approximately $1,259,000 of tax benefit carryforwards will be limited to either approximately $339,000 per year pre-tax for the NOL carryforward, or approximately $115,000 per year for the research and experimentation tax credit carryforward.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. STOCK OPTIONS

The Company has one stock option plan, the 1994 Stock Option Plan (the "Plan"). In 1995, shareholders approved the Plan, pursuant to which 1,250,000 shares of Common Stock were reserved for issuance under the terms of the Plan. In addition, in 1997, shareholders approved an amendment to the Plan, pursuant to which an additional 300,000 shares of Common Stock were reserved for issuance under the terms of the Plan. The Plan provides that the Board of Directors may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Options are exercisable as prescribed by the Plan and expire up to fifteen years from the grant date for non-qualified stock options and up to ten years from the grant date for employee incentive stock options.

Options outstanding were granted as follows:
                                                PLAN
                           SHARES AVAILABLE    OPTIONS     WEIGHTED AVERAGE
                               FOR GRANT     OUTSTANDING    EXERCISE PRICE
                               ----------     ---------    --------------
Balance at July 1, 1994              --            --
  Reserved - August 1994        1,250,000          --
  Options granted              (1,044,500)    1,044,500           $5.00
                               ----------     ---------
Balance at June 30, 1995          205,500     1,044,500
  Options granted                (189,500)      189,500            5.81
                               ----------     ---------
Balance at December 31, 1995       16,000     1,234,000
  Options granted                 (36,500)       36,500            8.06
  Options canceled                 46,000       (46,000)           5.23
  Options exercised                  --         (16,500)           5.07
  Reserved - December 1996        300,000          --
                               ----------     ---------
Balance at December 31, 1996      325,500     1,208,000
  Options granted                (308,000)      308,000            5.81
  Options canceled                 78,566       (78,566)           5.19
  Options exercised                  --         (41,287)           5.18
                               ----------     ---------
Balance at December 31, 1997       96,066     1,396,147           $5.32
                               ==========     =========

The following table summarizes information about the stock options outstanding at December 31, 1997:


                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    -----------------------------------------------------   -----------------------------
                                        WEIGHTED AVERAGE      WEIGHTED                        WEIGHTED
RANGE OF EXERCISE        NUMBER            REMAINING          AVERAGE         NUMBER          AVERAGE
      PRICES           OUTSTANDING      CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
------------------- ------------------ -----------------   --------------   ------------   --------------
  $4.19 - $5.00           1,016,447        6.67 years            $4.99        822,547          $4.99
  $5.38 - $6.63             306,600        8.54 years             5.92         37,600           6.13
  $6.83 - $10.13             73,100        6.73 years             7.66         43,800           7.57
                    ------------------                                      ------------
  $4.19 - $10.13          1,396,147                              $5.31        903,947          $5.16
                    ==================                                      ============

PRO FORMA INFORMATION:

The Company applies the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock issued to employees, directors, and consultants. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the option vesting period.

Pro forma net loss and loss per share information, as required by of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), has been determined as if the Company had

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. STOCK OPTIONS (CONTINUED)

accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively : risk-free interest rate of 5.5 percent; no dividend; expected option life of 5 years; and volatility of 61 percent.

PRO FORMA INFORMATION:

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over a four year average vesting period of the options. The Company's pro forma net loss for 1997 and 1996 were $(11,689,025) and $(7,846,467), and pro forma net loss per share were $(1.92) and $(1.47), respectively. These pro forma amounts include amortized fair values attributable to options granted after June 30, 1995 only, and therefore are not representative of future pro forma amounts.

7. STOCK WARRANTS

The Company issued warrants to the underwriter related to the Company's 1995 initial public stock offering to purchase 222,500 shares of Common Stock at a price of $5.20 per share. These warrants are exercisable at any time between May 11, 1997 and May 12, 2000. At December 31, 1997, the Company had warrants outstanding to purchase 213,255 shares of Common Stock, all of which are currently exercisable.

8. SHAREHOLDERS' EQUITY

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

9. EMPLOYEE BENEFIT PLAN

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

10. COMMITMENTS

CONSULTING, LICENSE AND TECHNICAL SERVICE AGREEMENTS: The Company has various commitments under agreements with outside consultants, contract drug development and manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. The fees paid or accrued under these agreements with contract drug development and technical service companies totaled approximately $5,232,000 for the year ended December 31, 1997, $5,242,000 for the year ended December 31, 1996, $1,826,000 for the six month period ended December 31, 1995 and $1,040,000 for twelve month period ended June 30, 1995. The Company's commitment to incur additional expenditures in subsequent periods for development activities decreased from $4,287,000 at December 31, 1996 to $2,700,000 at December 31, 1997. Commitments for development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of new product development, if any, and clinical trial activity.

CHRONIMED: The Company and Chronimed entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute four of Orphan Medical's proposed products and receive royalties with respect to two of Orphan Medical's current products. In consideration

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS (CONTINUED)

for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. Chronimed was paid $250,000 in cash on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's sales and the issuance of Common Stock equal to 1 percent of the Company's issued and outstanding Common Stock at each quarter end. For the year ended December 31, 1997, as provided by the Agreement, the Company paid Chronimed approximately $9,400 in royalties. The issuance of Common Stock will commence with the Company's quarter ended March 31, 1998. The quarterly installments of cash royalty payments and the quarterly issuance of the Company's Common Stock will continue until Chronimed has realized cumulative compensation, including the $250,000 cash payment, valued at $2,500,000. With respect to this transaction, the Company recorded a sales and marketing expense of approximately $2,172,000 for the quarter ended June 30, 1997.

The Company estimates that its unpaid obligation to Chronimed may take at least 12 to 24 months, if not longer, to fully satisfy. At December 31, 1997, the Company's unpaid obligation to Chronimed has an estimated value of approximately $2,048,103 based on its estimate of royalties payable in future periods and its estimate of future values for the Company's Common Stock. Accordingly, based on these estimates and amounts incurred for the year ended December 31, 1997, the Company classified $876,655 as a "Current Liability" and $1,171,448 as a "Noncurrent Liability".

11. RELATED PARTY TRANSACTIONS

Three directors of the Company are also directors of Chronimed. In addition, the Chairman of the Board of Directors of the Company was Chairman of the Board of Directors of Chronimed until June 1994. The Company paid approximately $27,900, $22,000, $41,000 and $69,000 in director fees and reimbursed expenses to the Company's three directors who are also directors of Chronimed for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and for the fiscal year ended June 30, 1995, respectively. Employees of the Company serving as directors are not compensated for their duties as directors.

12. CHANGE IN FISCAL YEAR

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

                                        YEAR ENDED    SIX MONTHS ENDED
                                       DECEMBER 31,     DECEMBER 31,
                                           1995             1994
                                     ---------------  -------------------
      Operating expenses:
         Research and development       $  4,100,502   $     727,404
         General and administrative        1,496,113         510,556
                                     ---------------  -------------------
      Loss from operations                (5,596,615)     (1,237,960)
      Other income:
         Interest                            438,668          96,752
                                     ---------------  -------------------
      Net loss                          $(5,157,947)   $ (1,141,208)
                                     ===============  ===================
      Net loss per common share         $    (1.89)          $ (.96)
                                     ===============  ===================
      Weighted average number of
          shares outstanding               2,734,680       1,184,712
                                     ===============  ===================