Form 10-Q
period 1998-03-31
ORPHAN MEDICAL INC
filed 1998-05-08
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number   0-24760

                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                 41-1784594
              ---------                                 ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

   13911 Ridgedale Drive, Suite 475,
        Minnetonka, MN 55305                          (612) 513-6900
        --------------------                          --------------
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
           Yes  __X__       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 par value                   6,186,840
       ----------------------------                   ---------
                  (Class)                    (Outstanding at May 8, 1998)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - March 31, 1998 and December 31, 1997.                     3

Statements of Operations - Three months ended March 31, 1998 and March
31, 1997.                                                                  4

Statements of Cash Flows - Three months ended March 31, 1998 and
March 31, 1997 and for the period January 1, 1993 (inception) through
March 31, 1998.                                                            5

Notes to Financial Statements                                              6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                     7

Item 3. Quantitative and Qualitative Disclosures about Market Risks        10


PART II. OTHER INFORMATION

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5. Other Information                                                  10

Item 6. Exhibits and Reports on Form 8-K                                   11

        Signature                                                          12


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                                                              March 31,          December 31,
                                                                                1998                 1997
                                                                            ------------         ------------
      ASSETS                                                                 (Unaudited)             (Note)
      Current assets:
         Cash and cash equivalents                                          $  3,412,566         $  2,150,877
         Available-for-sale securities                                         2,008,627            5,018,353
         Accounts receivable, less allowance for doubtful
             accounts and returns of $113,725 and $22,600                        617,783              238,356
         Other receivables                                                        24,754              143,581
         Inventories                                                             258,996              308,548
         Prepaid expenses                                                        112,537               41,599
                                                                            ------------         ------------
      Total current assets                                                     6,435,263            7,901,314

      Property and equipment:
         Property and equipment                                                  518,393              494,680
         Accumulated depreciation                                               (180,030)            (157,044)
                                                                            ------------         ------------
                                                                                 338,363              337,636
                                                                            ------------         ------------

      Total assets                                                          $  6,773,626         $  8,238,950
                                                                            ============         ============

      LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
         Chronimed Inc. obligation - current portion                        $    759,806         $    876,655
         Accounts payable and accrued expenses                                 2,556,219            2,494,766
         Accrued payroll and related taxes                                        42,728               50,179
                                                                            ------------         ------------
      Total current liabilities                                                3,358,753            3,421,600

      Non current liabilities:
         Chromined Inc. obligation                                               944,070            1,171,448

      Commitments

      Shareholders' equity:
         Common Stock, $.01 par value; 25,000,000 shares authorized;
             6,181,040 and 6,099,562 shares issued and outstanding                61,810               60,996
         Additional paid-in capital                                           30,257,970           29,783,404
         Deficit accumulated during the development stage                    (27,847,897)         (26,196,538)
                                                                            ------------         ------------
                                                                               2,471,883            3,647,862
         Unrealized gain (loss) on available-for-sale securities                  (1,080)              (1,960)
                                                                            ------------         ------------
      Total shareholders' equity                                               2,470,803            3,645,902
                                                                            ------------         ------------
      Total liabilities and shareholders' equity                            $  6,773,626         $  8,238,950
                                                                            ============         ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                  Period from
                                                                                  January 1,
                                           For the Three Months Ended                1993
                                        --------------------------------          (Inception)
                                          March 31,            March 31,          to March 31,
                                            1998                 1997                 1998
                                        ------------         ------------         ------------
Revenues                                $  1,521,971         $    104,424         $  2,193,490

Operating expenses:
   Cost of sales                             217,432               43,696              525,605
   Research and development                1,795,678            1,137,805           20,001,094
   Sales and marketing                       611,288              195,838            4,341,720
   General and administrative                569,074              527,162            7,136,565
                                        ------------         ------------         ------------
Loss from operations                      (1,671,501)          (1,800,077)         (29,811,494)

Other income:
   Interest, net                              20,142              211,294            1,963,597
                                        ------------         ------------         ------------

Net loss and deficit accumulated
   during the development stage         $ (1,651,359)        $ (1,588,783)        $(27,847,897)
                                        ============         ============         ============

Basic and diluted loss per
    common share                        $      (0.27)        $      (0.26)        $      (8.11)
                                        ============         ============         ============

Weighted average number of
    shares outstanding                     6,107,496            6,060,910            3,435,664
                                        ============         ============         ============

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                                      Period from
                                                              For the Three Months Ended            January 1, 1993
                                                           ---------------------------------        (Inception) to
                                                             March 31,           March 31,             March 31,
                                                               1998                 1997                 1998
                                                           ------------         ------------         ------------
OPERATING ACTIVITIES
Net loss                                                   $ (1,651,359)        $ (1,588,783)        $(27,847,897)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                               22,986               15,807              184,119
     Loss on disposition of fixed assets                           --                   --                  4,091
     Changes in operating assets and liabilities:
         Accounts payable and accrued expenses                   54,003             (170,192)           2,598,948
         Inventories                                             49,552             (175,483)            (258,996)
         Accounts receivable and current assets                (331,538)              (1,958)            (764,503)
                                                           ------------         ------------         ------------
Net cash used in operating activities                        (1,856,356)          (1,920,609)         (26,084,238)

INVESTING ACTIVITIES
   Purchase of office equipment                                 (23,713)             (25,709)            (563,957)
   Proceeds from fixed asset sales                                 --                   --                 38,192
   Purchases of short-term investments                       (2,046,395)          (2,127,380)         (39,219,028)
   Maturities of short-term investments                       5,057,000            3,719,500           37,209,320
                                                           ------------         ------------         ------------
Net cash provided by (used in) investing activities           2,986,892            1,566,411           (2,535,473)

FINANCING ACTIVITIES:
   Capital contribution                                            --                   --              5,000,000
   Chronimed Inc. obligation                                   (344,227)                --              1,703,876
   Stock option exercise proceeds                               108,312               35,000              432,337
   Stock issued to Chronimed                                    367,068                 --                367,068
   Net proceeds from stock offerings                               --                   --             23,636,666
   Expenses paid by Chronimed                                      --                   --                892,330
                                                           ------------         ------------         ------------
Net cash provided by financing activities                       131,153               35,000           32,032,277
                                                           ------------         ------------         ------------

Increase (decrease) in cash and cash equivalents              1,261,689             (319,198)           3,412,566
Cash and cash equivalents at beginning of
   period                                                     2,150,877            3,927,945                 --
                                                           ============         ============         ============
Cash and cash equivalents at end of
   period                                                  $  3,412,566         $  3,608,747         $  3,412,566
                                                           ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash interest received                                 $    192,039         $    152,311         $  2,140,696
                                                           ============         ============         ============

SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") is a development stage company that acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantial equivalent substitute. The Company is currently developing two potential products and has five products that have been approved for marketing by the Food and Drug Administration (the "FDA").

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. LOSS PER SHARE
Basic and diluted loss per share are based upon the weighted average number of shares outstanding during the respective period. Common stock equivalents are not included because their effect is anti-dilutive.

4. CHRONIMED OBLIGATION
The Company and Chronimed entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute four of Orphan Medical's proposed products and receive royalties with respect to two of Orphan Medical's products. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. The Company paid $250,000 on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's net sales beginning in the third quarter of 1997 and the issuance on a quarterly basis of Common Stock equal to 1 percent of the Company's then issued and outstanding Common Stock beginning March 31, 1998. Through March 31, 1998, the Company has paid Chronimed approximately $53,000 in royalties and issued 61,178 shares of the Common Stock. At March 31, 1998, the Company 's unpaid obligation to Chronimed has an estimated value of approximately $1,703,876, of which $759,806 is classified as a "Current Liability" and $944,070 is classified as a "Non Current Liability".

5. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $1,474,000 for the three months ended March 31, 1998. At March 31, 1998, the Company estimates that it could incur approximately $2,037,000 of additional expenditures in subsequent periods under existing commitments for those products remaining in the Company's development portfolio. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

6. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three months ended March 31, 1998. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the three months ended March 31, 1998.

GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed.

From inception through March 31, 1998, the Company has incurred losses totaling $27,847,897, consisting of $20,001,094 of research and development expenses, $4,341,720 of sales and marketing expenses, $7,136,565 of general and administrative expenses, $1,667,885 of gross profit on sales of approved products and $1,963,597 of net interest income. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of five products and fund raising. At March 31, 1998, four of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available, a new drug application ("NDA") for one product was pending before the FDA, and two products were in development. The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year since inception. The Company expects to continue reporting as a development stage company at least through 1998. In addition, the Company expects operating losses to continue into 1999.

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997
Sales increased from $104,424 for the three months ended March 31, 1997 to $1,521,971 for the three months ended March 31, 1998. The $1,417,547 increase is attributable to Antizol sales, which the Company commenced shipping for the first time in December 1997. While Antizol sales were higher than expected, sales will fluctuate from quarter to quarter depending, in part, on the Company's continued success in informing the toxicology and emergency room communities about the merits of Antizol. Sales of Elliotts B Solution, Cystadane, and Antizol-Vet are consistent with the Company's expectations.

Cost of sales increased from $43,696 for the three months ended March 31, 1997 to $217,432 for the three months ended March 31, 1998. The increase of $173,736 is attributable to Antizol sales. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased from $1,137,805 (63% of the total loss from operations) for the three months ended March 31, 1997 to $1,795,678 (107% of the total loss from operations) for the three months ended March 31, 1998. The $657,873 increase is largely attributable to higher levels of clinical trial spending for Busulfex and Xyrem. The Company expects research and development expense, principally clinical trial and toxicology spending, for Busulfex and Xyrem to increase significantly in the second half of the year. Clinical trial spending for Busulfex and Xyrem will be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites. The Company's product development schedule for Busulfex and Xyrem, and additional products, if any, that it may develop in the future will be influenced by regulatory decisions, competitive pressures and the availability of funding.

Sales and marketing expenses increased from $195,838 (11% of the total loss from operations) for the three months ended March 31, 1997 to $611,288 (37% of the total loss from operations) for the three months ended March 31, 1998. The $415,450 increase is principally attributable to the addition of a five person sales force during the fourth quarter of 1997 and Antizol sales and marketing program costs. Sales and marketing expenses will likely increase in subsequent quarters as product sales increase.

General and administrative expenses increased from $527,162 (29% of the total loss from operations) for the three months ended March 31, 1997 to $569,074 (34% of the total loss from operations) for the three months ended March 31, 1998. The $41,912 increase is principally related to executive management consulting services. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $211,294 for the three months ended March 31, 1997 to $20,142 for the three months ended March 31, 1998. The decrease of $191,152 is due to less interest income resulting from lower levels of investable funds and interest expense of approximately $67,000 incurred during the quarter related to the Company's obligation to Chronimed. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Busulfex and Xyrem development activities, working capital requirements, and as the Company accrues a non-cash charge for interest expense related to the Chronimed obligation.

Net losses for the three months ended March 31, 1998 and for the three months ended March 31, 1997 were $(1,651,359) and $(1,588,783), respectively. Basic and diluted loss per common share for these respective periods were $(.27) and $(.26), based on weighted average number of common shares outstanding of 6,107,496 and 6,060,910, respectively.

LIQUIDITY AND CAPITAL RESOURCES
From inception through March 31, 1998, the Company has used $26,084,238 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, interest income and product sales. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

Net working capital (current assets less current liabilities) decreased from $4,479,714 at December 31, 1997 to $3,076,510 at March 31, 1998. Cash and cash equivalents, and available-for-sale securities decreased from $7,169,230 at December 31, 1997 to $5,421,193 at March 31, 1998. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company's commitments for outside development spending decreased from approximately $2,700,000 at December 31, 1997 to approximately $2,037,000 at March 31, 1998. The $663,000 decrease resulted principally from completing two clinical trials evaluating Busulfex. The Company expects future commitments for Busulfex and Xyrem to increase significantly over current levels.

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through March 31, 1998 of $27,847,897. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. The Company believes that its current working capital and anticipated gross profits from product sales will be sufficient to fund its operations through December 31, 1998. These assumptions are based upon the Company maintaining expenses at current levels and increasing revenues from the sale of its Antizol product. Any material reduction in projected revenues will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through in personnel and research and development. The Company believes that, if necessary, it would be able to continue to meet its ongoing financial obligations and operate through December 31, 1998 solely by reducing its current expense level through reductions in personnel and research and development.

The Company estimates it will need to raise at least $7,000,000 of additional capital to fully implement the Company's current business plan through 1999. The Company has no assurance that such capital will be available or, if available, on acceptable terms.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the National Market tier. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. At March 31, 1998, the Company's net tangible assets equaled approximately $2,470,000 and it had a market capitalization of approximately $67.0 million. Should the Company fail to satisfy either requirement, the Company's Common Stock would no longer qualify for listing on the Nasdaq National Market, but would qualify for quotation on the Nasdaq Small Cap Market.


Item 3. Quantitative and Qualitative Disclosures about Market Risks Not
Applicable

PART II  -  OTHER INFORMATION

Item 5.  Other Information
On April 9, 1998, the Company announced that it had received marketing clearance from the FDA for Sucraid. The Company expects to begin selling Sucraid in the domestic market during the third quarter of 1998. Sales of Sucraid are expected to be under $500,000 annually due to the small potential market for this product.

During the quarter ended March 31, 1998, the Company exercised its rights to terminate the "Collaborative Development Agreement regarding Clonidine between the Company and Medtronic, Inc." and the "License Agreement regarding Catrix between the Company and

Lescarden, Inc." The decision to terminate Clonindine and Catrix development activities was previously reported by the Company with its Quarterly Report for the three month period ended September 30, 1997.


Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
------------------ -----------------------------------------
Exhibit
Number             Description
------------------ -----------------------------------------------
    27             Financial Data Schedule - For SEC EDGAR filing
------------------ -----------------------------------------------
    99             Cautionary Statements
------------------ -----------------------------------------------

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  Orphan Medical, Inc.
                                                  --------------------
                                                       Registrant



Date  May 8, 1998                     By          /s/ John H. Bullion
      ------------------                          -------------------
                                                     John H. Bullion
                                                Chief Executive Officer
                                            (Principal executive, financial
                                                and accounting officer)