Form 10-Q
period 1998-06-30
ORPHAN MEDICAL INC
filed 1998-07-30
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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
         Yes __X__     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, $.01 par value                 6,253,009
        ----------------------------                 ---------
                   (Class)                 (Outstanding at July 27, 1998)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1. Financial Statements (Unaudited)

Balance Sheets - June 30, 1998 and December 31, 1997.                       3

Statements of Operations - Three month and six month periods ended June
30, 1998 and June 30, 1997 and for the period January 1, 1993
(inception) through June 30, 1998.                                          4

Statements of Cash Flows - Six months ended June 30, 1998 and June 30,
1997 and for the period January 1, 1993 (inception) through June 30,
1998.                                                                       5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                      8

Item 3. Quantitative and Qualitative Disclosures about Market Risks        11


PART II. OTHER INFORMATION
--------------------------

Items 1 through 3 have been omitted since all items are inapplicable or answers negative.

Item 4. Submission of Matters to Vote of Security Holders.                 11

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   13

        Signature                                                          13


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(TM), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                                                      June 30,         December 31,
                                                                        1998               1997
                                                                   -------------      -------------
ASSETS                                                              (Unaudited)           (Note)
Current assets:
   Cash and cash equivalents                                       $   2,001,814      $   2,150,877
   Available-for-sale securities                                       1,682,366          5,018,353
   Accounts receivable, less allowance for doubtful
     accounts of $8,000 and $22,617                                      514,911            238,356
   Other receivables                                                      62,075            143,581
   Inventories                                                           278,974            308,548
   Prepaid expenses                                                       86,924             41,599
                                                                   -------------      -------------
Total current assets                                                   4,627,064          7,901,314

Property and equipment:
   Property and equipment                                                530,114            494,680
   Accumulated depreciation                                             (204,416)          (157,044)
                                                                   -------------      -------------
                                                                         325,698            337,636
                                                                   -------------      -------------

Total assets                                                       $   4,952,762      $   8,238,950
                                                                   =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Chronimed Inc. obligation - current portion                     $   1,146,666      $     876,655
   Accounts payable and accrued expenses                               3,083,785          2,494,766
   Accrued payroll and related taxes                                      52,732             50,179
                                                                   -------------      -------------
Total current liabilities                                              4,283,183          3,421,600

Non current liabilities: Chronimed Inc. obligation                          --            1,171,448

Commitments

Shareholders' equity:
   Common Stock, $.01 par value; 25,000,000 shares authorized;
     6,249,718 and 6,099,562 shares issued and outstanding                62,497             60,996
   Additional paid-in capital                                         30,874,951         29,783,404
   Deficit accumulated during the development stage                  (30,265,691)       (26,196,538)
                                                                   -------------      -------------
                                                                         671,757          3,647,862
   Unrealized gain (loss) on available-for-sale securities                (2,178)            (1,960)
                                                                   -------------      -------------
Total shareholders' equity                                               669,579          3,645,902
                                                                   -------------      -------------
Total liabilities and shareholders' equity                         $   4,952,762      $   8,238,950
                                                                   =============      =============

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

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                                          Period from
                                                                                                          January 1,
                                For the Three Months Ended             For the Six Months Ended              1993
                             --------------------------------      -------------------------------      (Inception) to
                                June 30,           June 30,           June 30,           June 30,           June 30,
                                  1998               1997               1998               1997               1998
                             -------------      -------------      -------------      -------------      -------------
Net sales                    $     966,630      $     162,286      $   2,488,601      $     266,710      $   3,160,120

Operating expenses:
    Cost of sales                  173,704             76,986            391,136            120,681            699,309
    Research and
     development                 1,822,282          1,674,928          3,617,961          2,812,733         21,823,377
    Sales and
     marketing                     708,555          2,488,634          1,319,843          2,684,472          5,050,275
    General and
     administrative                694,019            595,387          1,263,093          1,122,549          7,830,584
                             -------------      -------------      -------------      -------------      -------------
Loss from operations            (2,431,930)        (4,673,649)        (4,103,432)        (6,473,725)       (32,243,425)
                             -------------      -------------      -------------      -------------      -------------

Other income:
  Interest, net                     14,137            191,921             34,279            403,215          1,977,734
                             -------------      -------------      -------------      -------------      -------------

Net loss and deficit
  accumulated during the
  development stage          $  (2,417,793)     $  (4,481,728)     $  (4,069,153)     $  (6,070,510)     $ (30,265,691)
                             =============      =============      =============      =============      =============

Basic and diluted loss
  per common share           $        (.39)     $        (.74)     $        (.66)     $       (1.00)     $       (8.50)
                             =============      =============      =============      =============      =============

Weighted average
  number of shares
  outstanding                    6,186,357          6,063,088          6,147,145          6,062,005          3,560,384
                             =============      =============      =============      =============      =============

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)

                                                                                               Period from
                                                           For the Six Months Ended          January 1, 1993
                                                        -------------------------------      (Inception) to
                                                           June 30,           June 30,           June 30,
                                                             1998               1997               1998
                                                        -------------      -------------      -------------
OPERATING ACTIVITIES
Net loss                                                $  (4,069,153)     $  (6,070,510)     $ (30,265,691)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             47,372             34,098            208,505
     Loss on disposition of fixed assets                         --                 --                4,091
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                  591,572            351,287          3,136,517
       Inventories                                             29,575           (260,463)          (278,973)
       Accounts receivable and other current assets          (240,374)          (226,411)          (673,339)
                                                        -------------      -------------      -------------
Net cash used in operating activities                      (3,641,008)        (6,171,999)       (27,868,890)

INVESTING ACTIVITIES
   Purchase of office equipment                               (35,434)           (75,588)          (575,678)
   Proceeds from fixed asset sales                               --                 --               38,192
   Purchases of short-term investments                     (2,989,232)       (11,072,508)       (40,161,865)
   Maturities of short-term investments                     6,325,000         14,981,506         38,477,320
                                                        -------------      -------------      -------------
Net cash provided by (used in) investing activities         3,300,334          3,833,410         (2,222,031)

FINANCING ACTIVITIES:
   Capital contribution                                          --                 --            5,000,000
   Chronimed Inc. obligation                                 (901,437)         1,921,519          1,146,666
   Stock option exercise proceeds                             145,597             35,000            469,622
   Value of stock issued to Chronimed                         947,451               --              947,451
   Net proceeds from stock offerings                             --                 --           23,636,666
   Expenses paid by Chronimed                                    --                 --              892,330
                                                        -------------      -------------      -------------
Net cash provided by financing activities                     191,611          1,956,519         32,092,735
                                                        -------------      -------------      -------------

Increase (decrease) in cash and cash equivalents             (149,063)          (382,070)         2,001,814
Cash and cash equivalents at beginning of
   Period                                                   2,150,877          3,927,945               --
                                                        -------------      -------------      -------------
Cash and cash equivalents at end of
   Period                                               $   2,001,814      $   3,545,875      $   2,001,814
                                                        =============      =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                               $     252,643      $     540,296      $   2,201,300
                                                        =============      =============      =============

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

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

4. CHRONIMED OBLIGATION
The Company and Chronimed entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute four of Orphan Medical's proposed products and receive royalties with respect to two of Orphan Medical's products. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. The Company paid $250,000 on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's net sales beginning in the third quarter of 1997 and the issuance on a quarterly basis of Common Stock equal to 1 percent of the Company's then issued and outstanding Common Stock beginning March 31, 1998. Through June 30, 1998, the Company has paid Chronimed approximately $81,000 in royalties and issued 123,056 shares of Common Stock, of which 61,178 shares have been sold by Chronimed in market transactions for net cash proceeds of $576,183. At June 30, 1998, the Company's unpaid obligation to Chronimed has an estimated value of approximately $1,146,666, which is classified as a "Current Liability".

5. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $1,584,000 and $3,058,000 for the three and six month periods ended June 30, 1998, respectively. At June 30, 1998, the Company estimates that it could incur approximately $3,436,000 of additional expenditures in subsequent periods under existing commitments for those products remaining in the Company's development portfolio. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

6. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 1999. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through June 30, 1998, the Company has not borrowed under this arrangement.

7. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three and six months ended June 30, 1998. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

8. SUBSEQUENT EVENT
On July 23, 1998 (the "First Issuance Date"), the Company completed the sale to UBS Capital II LLC ("UBS Capital") of a private placement of $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares"). The private placement agreement also gives UBS Capital the right to invest up to an additional $4.5 million within 90 days of the First Issuance Date. The Preferred Shares are convertible, at the option of the holders, into shares of the Company's Common Stock at a per share price equal to the lesser of $11.78 or 110% of the average last sale price of the 20 trading days prior to October 21, 1998. The Preferred Shares have anti-dilution and change of control protection, and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may be paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. Ten years from the First Issuance Date (July 23, 2008), the Company must elect to either (1) require the conversion of all unconverted Preferred Shares into Common Stock upon the payment by the Company, in cash or by issuing Common Stock, of a $3.0 million conversion fee, which is subject to adjustment, or (2) redeem for cash the holder's unconverted Preferred Shares for $1,000 per share plus accrued dividends. An affiliate of UBS Capital will be paid on closing a four percent arrangement fee based on amounts invested. UBS Capital is entitled to designate an individual to serve on the Company's Board of Directors.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 1998.

GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. From inception through June 30, 1998, the Company has incurred losses totaling $30,265,691, consisting of $21,823,377 of research and development expenses, $5,050,275 of sales and marketing expenses, $7,830,584 of general and administrative expenses, $2,460,811 of gross profit on sales of approved products and $1,977,734 of net interest income. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of five products and fund raising. At June 30, 1998, five of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and two products were in development. The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year since inception. The Company expects to continue reporting as a development stage company at least through 1998. In addition, the Company expects operating losses to continue into 1999.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997
Sales increased from $266,710 for the six months ended June 30, 1997 to $2,488,601 for the six months ended June 30, 1998. The $2,221,891 increase is principally attributable to Antizol sales, which the Company commenced shipping for the first time in December 1997. Antizol sales growth to date reflects the initial stocking of this product by many hospitals, and the Company expects sales will fluctuate from quarter to quarter depending, in part, on the Company's continued success in informing the toxicology and emergency room communities about the merits of Antizol. Sales of Elliotts B Solution, Cystadane, and Antizol-Vet are consistent with the Company's expectations.

Cost of sales increased from $120,681 for the six months ended June 30, 1997 to $391,136 for the six months ended June 30, 1998. The increase of $270,455 is principally attributable to Antizol sales and to the write-off of excess inventory quantities of Elliotts B Solution. Cost of sales as a percentage of sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased from $2,812,733 (43% of the total loss from operations) for the six months ended June 30, 1997 to $3,617,961 (88% of the total loss from operations) for the six months ended June 30, 1998. The $805,228 increase is largely attributable to higher levels of regulatory and clinical trial spending for Busulfex and Xyrem. The Company expects research and development expense, principally clinical trial, regulatory and toxicology spending, for Busulfex and Xyrem to increase significantly in the second half of the year. Clinical trial spending for Busulfex and Xyrem will be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites. The Company's product development schedule for Busulfex and Xyrem, and additional products, if any, that it may develop in the future will be influenced by regulatory decisions, competitive pressures and the availability of funding.

Sales and marketing expenses decreased from $2,684,472 (41% of the total loss from operations) for the six months ended June 30, 1997 to $1,319,843 (32% of the total loss from operations) for the six months ended June 30, 1998. The $1,364,629 decrease is principally attributable to a one-time expense of $2,172,000 (see Note 4 - Chronimed Obligation) incurred during the six months ended June 30, 1997, partially offset by higher spending related to the addition of an Antizol sales force, and Antizol sales and marketing program costs incurred during the six months ended June 30, 1998. Sales and marketing expenses will likely increase in subsequent quarters.

General and administrative expenses increased from $1,122,549 (17% of the total loss from operations) for the six months ended June 30, 1997 to $1,263,093 (31% of the total loss from operations) for the six months ended June 30, 1998. The $140,544 increase is principally related to executive management consulting services and staff additions. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $403,215 for the six months ended June 30, 1997 to $34,279 for the six months ended June 30, 1998. The decrease of $368,936 is due to less interest income resulting from lower levels of investable funds, which is further reduced by interest expense of approximately $117,000 related to the Company's obligation to Chronimed. Other income is expected to increase in subsequent quarters with the addition of approximately $7.1 million in cash resulting from the July 23, 1998 sale of a private placement, which will be available for investment as well as funding development expenses into 1999.

Net losses for the six months ended June 30, 1998 and for the six months ended June 30, 1997 were $(4,069,153) and $(6,070,510), respectively. Basic and diluted loss per common share for these respective periods were $(.66) and $(1.00), based on weighted average number of common shares outstanding of 6,147,145 and 6,062,005, respectively.

LIQUIDITY AND CAPITAL RESOURCES
From inception through June 30, 1998, the Company has used $27,868,890 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, interest income and product sales. The 1995 and 1996 public offerings resulted in aggregate net proceeds, after commissions and expenses, of $23,636,666.

Net working capital (current assets less current liabilities) decreased from $4,479,714 at December 31, 1997 to $343,881 at June 30, 1998. Cash and cash equivalents, and available-for-sale securities decreased from $7,169,230 at December 31, 1997 to $3,684,180 at June 30, 1998. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company's commitments for outside development spending increased from approximately $2,700,000 at December 31, 1997 to approximately $3,436,000 at June 30, 1998. The $736,000 increase resulted principally from accelerating the Xyrem development program. The Company expects future commitments for Busulfex and Xyrem to increase significantly over current levels.

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through June 30, 1998 of $30,265,691. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. The Company believes that its current working capital, anticipated gross profits from product sales, and the $7.1 million in net cash proceeds from the July 23, 1998 sale of a private placement will be sufficient to fund its operations through December 31, 1999. These assumptions are based upon the Company substantially increasing development expenses, increasing revenues from the sale of its Antizol product, and the successful FDA approval and market launch of Busulfex in the second half of 1999. Any material reduction in projected revenues and/or a delay in the FDA approval and market launch of Busulfex will require the

Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through reductions in personnel and development.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the National Market tier. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. At June 30, 1998, the Company's net tangible assets equaled $669,579 and its market capitalization was approximately $66.0 million (based on the last sale price of $10.563 and 6,249,718 shares outstanding as of June 30, 1998). Net tangible assets are defined as total assets less total liabilities. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. After giving effect to the July 23, 1998 private placement of Preferred Shares, which netted the Company approximately $7.1 million in additional net tangible assets (i.e., cash), the Company estimates that it will have net tangible assets in excess of the $4.0 million (thereby satisfying Nasdaq's net tangible asset listing requirement) through at least the end the third quarter of 1998. In the event UBS Capital exercises its right, which expires on October 21, 1998, to invest up to an additional $4.5 million, the Company's estimated net tangible assets are expected to exceed $4.0 million through the end of 1998. Should the Company fail to satisfy at least one of the two aforementioned Nasdaq listing requirements at any time after the third quarter of 1998 (or after 1998 in the event of an additional investment by UBS Capital of at least $2.0 million), the Company's Common Stock would no longer qualify for listing on the Nasdaq National Market, but would qualify for quotation on the Nasdaq Small Cap Market provided it had net tangible assets in excess of $2.0 million.


Item 3. Quantitative and Qualitative Disclosures about Market Risks Not
Applicable


PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 27, 1998. Two matters were submitted to the shareholders for approval: (1) the election of directors and (2) a proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company.

Six nominees, namely John Howell Bullion, William B. Adams, Maurice R. Taylor, II, Lawrence C. Weaver, Ph.D., D.Sc. (Hon.), William M. Wardell, M.D., Ph.D., and W. Leigh Thompson, Ph.D., M.D. and were duly elected as directors of the Company until the next annual meeting of shareholders. Each nominee received at least approximately ninety-nine percent of the votes cast in favor of his election. Further results of the voting were as follows:

                                           Votes  Cast for
Director                                   the Director         Votes Withheld
--------------------------------------     ---------------      --------------
John Howell Bullion                            5,523,991            17,106
William B. Adams                               5,526,951            14,146
Maurice R. Taylor, II                          5,526,601            14,496
Lawrence C. Weaver, Ph.D., D.Sc. (Hon)         5,525,631            15,466
William M. Wardell, M.D., Ph.D.                5,525,631            15,466
W. Leigh Thompson, Ph.D., M.D.                 5,526,931            14,166

The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company's shareholders. A total of 5,503,700 shares of the Company's common stock voted in favor of the proposal, 18,020 shares of the Company's common stock voted against the proposal and 19,377 shares of the Company's common stock abstained from voting. There were no broker non-voters in connection with the shareholders vote for this proposal. The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-nine percent of the vote cast.


Item 5. Other Information

On July 17, 1998, the Company announced that Sucraid is commercially available. The Company will sell Sucraid principally direct to patients through an affiliate of Cardinal Health, Inc. The Company estimates that annual sales of Sucraid will be less than $500,000.

On July 23, 1998 (the "First Issuance Date"), the Company received $7,125,000 in net cash proceeds from the sale of a private placement of $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") to UBS Capital II LLC ("UBS Capital"), a subsidiary of UBS AG. The private placement agreement also gives UBS Capital the right to invest up to an additional $4.5 million within 90 days of the First Issuance Date. The Preferred Shares are convertible, at the option of the holders, into shares of the Company's Common Stock at a per share price equal to the lesser of $11.78 or 110% of the average last sale price of the 20 trading days prior to October 21, 1998. The Preferred Shares have anti-dilution and change of control protection, and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may be paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. Upon their maturity in July 2008, the Company must elect to either (1) require the conversion of all unconverted Preferred Shares into Common Stock upon payment by the Company of a $3.0 million conversion fee, or redeemed for cash. An affiliate of UBS Capital will be paid on closing a four percent arrangement fee based on amounts invested. UBS Capital is entitled to designate an individual to serve on the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
EXHIBIT INDEX
---------------- ------------------------------------------------- -------------
                                                                   Sequentially
Exhibit Number   Description                                       Numbered Page
---------------- ------------------------------------------------- -------------
3.1.1            Certificate of Designation for Senior Convertible
                 Preferred Stock

---------------- ------------------------------------------------- -------------
10.47 Loan Agreement and Security Agreement between OMI and Riverside Bank dated May 15, 1998

---------------- ------------------------------------------------- -------------
10.48            Stock Purchase Agreement between OMI and UBS
                 Capital II LLC dated July 23, 1998

---------------- ------------------------------------------------- -------------
27               Financial Data Schedule - For SEC EDGAR filing

---------------- ------------------------------------------------- -------------
99               Cautionary Statements

---------------- ------------------------------------------------- -------------

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 1998.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     Orphan Medical, Inc.
                                                     --------------------
                                                          Registrant



Date  July 29, 1998                           By      /s/ John H. Bullion
      ----------------------                          -------------------
                                                        John H. Bullion
                                                    Chief Executive Officer
                                                 (principal executive officer)