Form 10-Q
period 1998-09-30
ORPHAN MEDICAL INC
filed 1998-11-12
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number     0-24760
                           -------

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
           Yes  [X]                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 par value                         6,354,373
      ----------------------------                         ---------
                (Class)                        (Outstanding at November 9, 1998)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 1998 and December 31, 1997.                   3

Statements of Operations - Three month and nine month periods ended
September 30, 1998 and September 30, 1997 and for the period January 1,
1993 (inception) through September 30, 1998.                                 4

Statements of Cash Flows - Nine months ended September 30, 1998 and
September 30, 1997 and for the period January 1, 1993 (inception) through
September 30, 1998.                                                          5

Notes to Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks        13

PART II.  OTHER INFORMATION

Items 1, 3 and 4 have been omitted since all items are inapplicable or answers negative.

Item 2.  Changes in Securities and Use of Proceeds                          13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   14

          Signature                                                         15


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)


                                                                           September 30,     December 31,
                                                                               1998              1997
                                                                          -------------     --------------
      ASSETS                                                               (Unaudited)            (Note)
      Current assets:
         Cash and cash equivalents                                        $  3,599,354       $  2,150,877
         Available-for-sale securities                                       5,176,148          5,018,353
         Accounts receivable, less allowance for doubtful
           accounts of $28,136 and $22,617                                     484,810            238,356
         Other receivables                                                       7,125            143,581
         Inventories                                                           196,402            308,548
         Prepaid expenses                                                       57,002             41,599
                                                                          ------------       ------------
      Total current assets                                                   9,520,841          7,901,314

      Property and equipment:
         Property and equipment                                                547,116            494,680
         Accumulated depreciation                                             (229,562)          (157,044)
                                                                          ------------       ------------
                                                                               317,554            337,636
                                                                          ------------       ------------
      Total assets                                                        $  9,838,395       $  8,238,950
                                                                          ============       ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Chronimed Inc. obligation - current portion                      $    669,662       $    876,655
         Accounts payable and accrued expenses                               3,093,320          2,494,766
         Accrued payroll and related taxes                                      57,828             50,179
                                                                          ------------       ------------
      Total current liabilities                                              3,820,810          3,421,600

      Non current liabilities:
         Chromined Inc. obligation                                                  --          1,171,448

      Commitments

      Shareholders' equity:
         Senior Convertible Preferred Stock, $.01 par value; 14,400
           shares authorized; 7,500 shares issued and outstanding            7,078,035
         Common Stock, $.01 par value; 25,000,000 shares authorized;
           6,354,373 and 6,099,562 shares issued and outstanding                63,543             60,996
         Additional paid-in capital                                         31,492,396         29,783,404
         Deficit accumulated during the development stage                  (32,615,067)       (26,196,538)
                                                                          ------------       ------------
                                                                             6,018,907          3,647,862
         Unrealized gain (loss) on available-for-sale securities                (1,322)            (1,960)
                                                                          ------------       ------------
      Total shareholders' equity                                             6,017,585          3,645,902
                                                                           ------------       -----------
      Total liabilities and shareholders' equity                          $  9,838,395       $  8,238,950
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

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                                                           Period from
                                                                                                            January 1,
                                     For the Three Months Ended          For the Nine Months Ended             1993
                                   ------------------------------     -------------------------------    (Inception) to
                                   September 30,    September 30,     September 30,     September 30,     September 30,
                                        1998              1997             1998              1997              1998
                                   -------------   --------------     -------------     -------------     -------------
      Net sales                    $   826,858       $   145,815       $ 3,315,459       $   412,524       $  3,986,978

      Operating expenses:
          Cost of sales                214,734           111,224           605,871           231,905            914,044
          Research and
            Development              1,764,674         2,319,953         5,382,635         5,132,686         23,588,051
          Sales and marketing          572,439           252,815         1,892,281         2,937,287          5,622,713

          General and
            Administrative             596,321           798,153         1,859,415         1,920,702          8,426,906
                                   -----------       -----------       -----------       -----------       ------------
      Loss from operations          (2,321,310)       (3,336,330)       (6,424,743)       (9,810,056)       (34,564,736)
                                   -----------       -----------       -----------       -----------       ------------

      Other income:
        Interest, net                   79,811            92,229           114,091           495,445          2,057,546
                                   -----------       -----------       -----------       -----------       ------------

      Net loss and deficit
      accumulated during the        (2,241,499)       (3,244,101)       (6,310,652)       (9,314,611)       (32,507,190)
      development stage

      Less:  Preferred
      stock dividends                 (107,877)               --          (107,877)               --           (107,877)
                                   -----------       -----------       -----------       -----------       ------------

      Net loss and deficit
      applicable to common
      shareholders
      accumulated during
      the development stage        $(2,349,376)      $(3,244,101)      $(6,418,529)      $(9,314,611)      $(32,615,067)
                                   ===========       ===========       ===========       ===========       ============


      Basic and diluted loss          $(.38)            $(.53)            $(1.04)           $(1.54)            $(8.96)
      per common share
                                   ===========       ===========       ===========       ===========       ============

      Weighted average
      number of shares
      outstanding                    6,261,505         6,073,391         6,185,684         6,065,842          3,641,151
                                   ===========       ===========       ===========       ===========       ============


SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                   (Unaudited)


                                                                                               Period from
                                                            For the Nine Months Ended       January 1, 1993
                                                         -------------------------------     (Inception) to
                                                         September 30,     September 30,      September 30,
                                                             1998               1997              1998
                                                         ------------      -------------      -------------
OPERATING ACTIVITIES
Net loss                                                 $(6,418,529)      $ (9,314,611)      $(32,615,067)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                            72,518             54,089            233,651
     Loss on disposition of fixed assets                          --                 --              4,091
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                 606,203            538,769          3,151,148
       Inventories                                           112,146           (163,895)          (196,402)
       Accounts receivable and other current assets         (125,401)          (276,613)          (558,366)
                                                         -----------       ------------       ------------
Net cash used in operating activities                     (5,753,063)        (9,162,261)       (29,980,945)

INVESTING ACTIVITIES
   Purchase of office equipment                              (52,436)          (110,722)          (592,680)
   Proceeds from fixed asset sales                                --                 --             38,192
   Purchases of short-term investments                    (8,177,157)       (11,178,493)       (45,349,790)
   Maturities of short-term investments                    8,020,000         17,016,772         40,172,320
                                                         -----------       ------------       ------------
Net cash provided by (used in) investing activities         (209,593)         5,727,557         (5,731,958)

FINANCING ACTIVITIES:
   Capital contribution                                           --                 --          5,000,000
   Chronimed Inc. obligation                              (1,378,441)         1,984,503            669,662
   Stock option exercise proceeds                            270,597            213,697            594,622
   Value of stock issued to Chronimed                      1,440,942                 --          1,440,942
   Net proceeds from stock offerings                       7,078,035                 --         30,714,701
   Expenses paid by Chronimed                                     --                 --            892,330
                                                         -----------       ------------       ------------
Net cash provided by financing activities                  7,411,133          2,198,200         39,312,257
                                                         -----------       ------------       ------------

Increase (decrease) in cash and cash equivalents           1,448,477         (1,236,504)         3,599,354
Cash and cash equivalents at beginning of
   period                                                  2,150,877          3,927,945                 --
                                                         -----------       ------------       ------------
Cash and cash equivalents at end of
   period                                                $ 3,599,354       $  2,691,441       $  3,599,354
                                                         ===========       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                                $   330,525       $    629,675       $  2,279,182
                                                         ===========       ============       ============


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. LOSS PER SHARE
Basic and diluted loss per share applicable to common shareholders are based upon the weighted average number of shares outstanding during the respective period. Common stock equivalents are not included because their effect is anti-dilutive.

4. CHRONIMED OBLIGATION
The Company and Chronimed Inc. ("Chronimed") entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute four of the Company's proposed products and receive royalties with respect to two of the

Company's products. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. The Company paid $250,000 on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's net sales and the issuance on a quarterly basis of Common Stock equal to 1 percent of the Company's then issued and outstanding Common Stock. Through September 30, 1998, the Company has paid Chronimed approximately $102,300 in royalties and issued 185,971 shares of Common Stock, of which 123,056 shares have been sold by Chronimed in market transactions for net cash proceeds of $1,063,452. At September 30, 1998, the Company's unpaid obligation to Chronimed has an estimated value of approximately $669,000, which is classified as a "Current Liability".

5. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $1,357,000 and $4,415,000 for the three and nine month periods ended September 30, 1998, respectively. At September 30, 1998, the Company estimates that it could incur approximately $3,052,000 of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

6. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 1999. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through September 30, 1998, the Company has not borrowed under this arrangement.

7. PREFERRED STOCK OFFERING
On July 23, 1998, the Company issued $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. The private placement agreement also included an option to purchase up to an additional $4.5 million of the Preferred Shares, which was not exercised by the holders and expired on October 21, 1998. The Company realized net cash proceeds of $7,078,035 from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares are convertible, at the option of the holders, into shares of the Company's Common Stock at a price equal to $8.50 per share. The Preferred

Shares have anti-dilution and change of control protection, and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may be paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Stock, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Share are entitled to and have exercised their right to designate one individual to serve on the Company's Board of Directors.

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three and nine months ended September 30, 1998. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 1998.

GENERAL
Orphan Medical, Inc., a development stage company, was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed. From inception through September 30, 1998, the Company has incurred losses totaling $32,615,067, consisting of $23,588,051 of research and development expenses, $5,622,713 of sales and marketing expenses, $8,426,906 of general and administrative expenses, $3,072,934 of gross profit on sales of approved products, $2,057,546 of net interest income and $107,877 of accrued preferred stock dividends. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of five products and fund raising. At September 30, 1998, five of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and two products were in development.

The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year since inception. The Company expects to continue reporting as a development stage company at least through 1998. In addition, the Company expects operating losses to continue through 1999.

Net loss applicable to common shareholders of $2,349,376 in the 1998 third quarter compares with a net loss of $3,244,101 in the 1997 third quarter. The net loss applicable to common shareholders of $6,418,529 for the nine month period ended September 30, 1998 compares with a net loss of $9,810,056 for the corresponding 1997 period. The smaller 1998 net losses for the quarter and first nine months when compared to the corresponding 1997 periods were due to increases in net sales in 1998 and the absence of one-time accounting charges recorded in 1997 relating to the termination of certain agreements with Chronimed and the estimated costs to phase out nine development products.

Net sales increased 467% from $145,815 in the 1997 third quarter to $826,858 in the 1998 third quarter, and increased 704% from $412,524 for the nine month period ended September 30, 1997 to $3,315,459 for the corresponding 1998 period. Quarter-to-quarter net sales decreased 14% in the 1998 third quarter when compared to the 1998 second quarter, following a 10% decrease in the 1997 third quarter when compared to the 1997 second quarter. The 1998 increase is attributable to Antizol sales, which the Company commenced shipping for the first time in December 1997. Antizol sales growth to date reflects the initial stocking of this product by many hospitals. The Company expects sales of Antizol after 1998 to be at lower levels on an annualized basis because most hospitals and wholesalers that were expected to stock Antizol have and future orders will most likely be based on use or as poisonings occur. Sales of Elliotts B Solution, Cystadane, Antizol-Vet, Antizol, and Sucraid are consistent with the Company's expectations for 1998.

Cost of sales increased 93% from $111,214 (76% of net sales) in the 1997 third quarter to $214,734 (26% of net sales) in the 1998 third quarter, and increased 161% from $231,905 (56% of net sales) for the nine month period ended September 30, 1997 to $605,871 (18% of net sales) for the corresponding 1998 period. The 1998 increase is attributable to significantly higher unit sales volume of new products, Antizol and Sucraid, and provisions to write off excess inventories. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased by 24% from $2,319,953 in the 1997 third quarter to $1,764,674 in the 1998 third quarter, and increased by 5% from $5,132,686 for the nine month period ended September 30, 1997 to $5,382,635 for the corresponding 1998 period. For the nine months ended September 30, 1997, approximately $1,706,000 (including a one-time charge of $780,000) of research and development expense related to the nine development products the Company phased out during 1997. Excluding the research and development expense of $1,706,000 related to the phased out development products for the nine months ended September 30, 1997, research and development expense for the nine months ended September 30, 1998 increased by approximately $1,956,000 over the corresponding 1997 period. This increase is largely attributable to significantly higher regulatory and clinical spending for Busulfex and Xyrem from spending levels for the corresponding 1997 period. The Company expects research and development expense, principally regulatory spending for Busulfex, and clinical and toxicology spending for Xyrem to increase significantly over current levels in subsequent quarters. Clinical spending for Xyrem will be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites. The Company's product development schedule for Busulfex and Xyrem will be influenced by regulatory decisions, competitive pressures and the availability of funding.

Sales and marketing expense increased by 126% from $252,815 in the 1997 third quarter to $572,439 in the 1998 third quarter, and decreased by 36% from $2,937,287 for the nine month period ended September 30, 1997 to $1,892,281 for the corresponding 1998 period. For the nine months ended September 30, 1997, approximately $2,172,000 (see Note 4 - Chronimed Obligation) was related to a one-time expense to terminate certain agreements with Chronimed Inc. Excluding this one-time expense of $2,172,000 for the nine months ended September 30, 1997, sales and marketing expense for the nine months ended September 30, 1998 increased by approximately $1,127,000 over the corresponding 1997 period. This increase is largely attributable to significantly higher spending related to the addition of an Antizol sales force, sales and marketing program costs for new products, and an incentive program for sales and marketing employees. Sales and marketing expenses will likely increase in subsequent quarters.

General and administrative expense decreased by 25% from $798,153 in the 1997 third quarter to $596,321 in the 1998 third quarter, and decreased by 3% from $1,920,702 for the nine month period ended September 30, 1997 to $1,859,415 for the corresponding 1998 period. This decrease is principally related to reduced salary expense resulting from staffing realignments. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 13% from $92,229 in the 1997 third quarter to $79,411 in the 1998 third quarter, and decreased 77% from $495,445 for the nine month period ended September 30, 1997 to $114,091 for the corresponding 1998 period. This decrease is due to less interest income resulting from lower levels of investable funds, which is further reduced by interest expense related to the Company's obligation to Chronimed. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Busulfex and Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock (see
Note 7 - Preferred Stock Offering) that was issued on July 23, 1998 and has a dividend rate of 7.5%. Preferred stock dividends increased from $0 in the 1997 third quarter to $107,877 in the 1998 third quarter. Preferred stock dividends are payable in arrears, when and as declared by the Company's Board of Directors on August 1 and February 1 of each year, commencing on February 1, 1999. The Company expects to issue additional Preferred Shares as payment in-kind with respect to preferred stock dividends accruing on the Preferred Shares through August 1, 2000. Preferred stock dividends will increase in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES
From inception through September 30, 1998, the Company has used $29,980,945 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, the net proceeds from the 1998 private placement, interest income and product sales. The 1995 and 1996 public offerings, and the 1998 private placement, resulted in aggregate net proceeds, after commissions and expenses, of $30,714,701.

Net working capital (current assets less current liabilities) increased from $4,479,714 at December 31, 1997 to $5,700,031 at September 30, 1998. Cash and
cash equivalents, and available-for-sale securities increased from $7,169,230 at December 31, 1997 to $8,775,502 at September 30, 1998. On July 23, 1998, the
Company received from UBS Capital cash proceeds of $7,125,000 from the sale of the Preferred Shares, which was invested by the Company in interest-bearing, investment grade securities.

The Company's commitments for outside development spending increased from approximately $2,700,000 at December 31, 1997 to approximately $3,052,000 at September 30, 1998. The $352,000 increase resulted principally from accelerating the Xyrem development program. The Company expects future commitments for Busulfex and Xyrem to increase significantly over current levels.

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through September 30, 1998 of $32,615,067. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. The Company believes that its current working capital and anticipated gross profits from product sales will be sufficient to fund its operations through December 31, 1999. These assumptions are based upon the Company substantially increasing development expenses, revenues from the sale of its five marketed products, and the successful FDA approval and market launch of Busulfex in the second half of 1999. Any material reduction in projected revenues and/or a delay in the FDA approval and market launch of Busulfex will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through reductions in personnel and development.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the National Market tier. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. At September 30, 1998, the Company's net tangible assets equaled $6,017,585 and its market capitalization was approximately $48.9 million (based on the last sale price of $7.688 and 6,354,373 shares outstanding). Net tangible assets are defined as total assets less total liabilities. The Company estimates that it will have net tangible assets in excess of the $4.0 million (thereby satisfying Nasdaq's net tangible asset listing requirement) through the end the fourth quarter of 1998. Should the Company fail to satisfy at least one of the two aforementioned Nasdaq listing requirements at any time, the Company's Common Stock would no longer qualify for listing on the Nasdaq National Market, but would qualify for quotation on the Nasdaq Small Cap Market provided it had net tangible assets in excess of $2.0 million.

IMPACT OF YEAR 2000 READINESS ISSUE
The Company has assessed and continues to assess the impact of the so called "Year 2000 Readiness Issue" on its reporting systems and operations. The Year 2000 Readiness Issue relates to the ability of computer hardware, software, and firmware products to accurately process date/time data (including calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations. The Year 2000 Readiness Issue also relates to the ability to properly exchange time/date data between such products. When the year 2000 occurs, systems that are not year 2000 compliant might recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems, or the systems used by its suppliers, distributors, customers or regulatory agencies (i.e., FDA) to process critical financial and operational information incorrectly, or not at all.

The Company's information technology ("IT") systems consist of computer hardware systems and software applications supplied by third parties. The Company's strategy has been to replace its IT systems with current technology, which is both year 2000 compliant and more efficient. The Company has also purchased and implemented financial and operational software upgrades that are year 2000 compliant. For the nine months ended September 30, 1998, the Company IT system purchases have not been material. The Company's IT systems are year 2000 compliant.

The Company's assessment of internal systems includes a review of non-information technology ("non IT") systems. This assessment includes a review of the Company's internal equipment and facilities. Based upon this review, the Company believes that its processes and equipment are year 2000 compliant.

The Company has identified third parties with which it has material relationships, including suppliers, distributors and other key vendors of materials and services. The Company has confirmed with these parties or organizations that they have implemented Year 2000 Readiness Programs. The Company has not developed a contingency plan to provide for continuity of business operations in the event material third parties experience a disruption of service due to the Year 2000 Readiness Issue, which could include, but not limited to, loss of electricity, loss of communications (data and voice), and loss of transportation services. However, even if all material third parties confirm that they are or expect to be year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be compliant. If the Company's remediation plan is not successful, or if third party systems on which the Company relies should fail, there could be a significant disruption of the Company's ability to transact business with its customers and suppliers. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable


PART II  -  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(b) On July of 1998, the Company issued 7,500 shares of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. These shares are entitled to receive cumulative dividends at $75.00 per annum (or more in certain circumstances) and have both dividend and liquidation preferences over the Common Stock. In addition, the Company may not take certain actions without the approval of the Preferred Shares holders.

(c) On July 23, 1998, the Company issued $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. The private placement, which did not involve a public offering of the shares, was exempt from registration under Section 4(2) of the Securities Act of 1993, as amended. The Preferred Shares are convertible, at the option of the holders, into shares of the Company's Common Stock at a price equal to $8.50 per share. At the Company's option upon their maturity in July 2008, the Preferred Shares must be
(a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Stock, or (b) redeemed for cash at $1,000 per share plus accrued dividends.


Item 5.  Other Information

On August 4, 1998, the Company announced the submission of a new drug application ("NDA") for Busulfex to the Food and Drug Administration ("FDA"). The FDA has 60 days to accept or refuse the Company's NDA for review.

On August 12, 1998, the Company announced the addition of William Houghton, M.D., as Chief Operating Officer. Dr. Houghton will manage the Company's development activities.

On October 5, 1998, the Company announced that the FDA has accepted its August 4, 1998 NDA submission for Busulfex and has granted it priority review status. This status (priority status) indicates that the FDA has a goal of reviewing the NDA for Busulfex within a six-month time frame from the August 4, 1998, date of submission to the FDA. The FDA also informed the Company that Busulfex is scheduled to be reviewed by an advisory committee in January 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit Number                                                    Sequentially
                 Description                                      Numbered Page
--------------------------------------------------------------------------------
27               Financial Data Schedule - For SEC EDGAR filing

--------------------------------------------------------------------------------
99               Cautionary Statements
--------------------------------------------------------------------------------

(b) Reports on Form 8-K

The Company filed a Current Report dated September 11, 1998 on Form 8-K to report under Item 5 a private placement of $7.5 million of Senior Convertible Preferred Stock. The Company filed with the Form 8-K an interim, unaudited balance sheet of the Company as of July 31, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                      Orphan Medical, Inc.
                                                      --------------------
                                                           Registrant


    Date  November 12, 1998               By            /s/ John H. Bullion
          -----------------                             -------------------
                                                        John H. Bullion
                                                    Chief Executive Officer
                                                  (principal executive officer)