Form 10-K405
period 1998-12-31
ORPHAN MEDICAL INC
filed 1999-03-29
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the fiscal year ended December 31, 1998
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from _____________ to ____________

                         Commission File Number 0-24760
                         ------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 26, 1999 was $38,884,615. Common stock outstanding at March 26, 1999: 6,562,707 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on May 26, 1999 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                     PART I.


This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Cautionary Statements" filed as an Exhibit to this Annual Report on Form 10-K, and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

Provigil(R) is a registered trademark of Cephalon, Inc.

ITEM 1.  BUSINESS

OVERVIEW
Orphan Medical, Inc. (the "Company") is a development stage company that acquires, develops and markets products of high medical value for patients within selected strategic therapeutic market segments ("STMS"). A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company concentrates its efforts on drugs with high medical value that may be marketed within its three well-defined, selected STMS: Antidote, Oncology Support, and Sleep Disorders. Antizol and Busulfex are commercially available and are the Company's lead products in its Antidote and Oncology Support STMS, respectively. Xyrem is an investigational drug and is expected to be the Company's lead product in its Sleep Disorders STMS. In addition, the Company manufactures and distributes Cystadane, Antizol-Vet, and Sucraid even though these products do not fall into any of the three selected STMS. However, the Company expects to continue offering Cystadane, Antizol-Vet, and Sucraid because these products have high medical value and require limited resources to market and distribute.

The Company operates within a single segment: pharmaceutical product development. To date, the Company has obtained marketing clearance from the U.
S. Food and Drug Administration (the "FDA") on all six of its New Drug Applications ("NDA"). These six products are commercially available in the United States and several foreign countries. Revenues of $4,707,038 were generated for the twelve months ended December 31, 1998 by five approved products. Revenues from the Company's approved products outside the United States were less than 10% of total 1998 revenues.

A Treatment Investigational New Drug ("IND") application for Xyrem was approved by the FDA in December 1998 and the Company began shipping Xyrem in February 1999 for use in its Treatment IND clinical trials. The Treatment IND allows the Company to seek payments for Xyrem used by patients enrolled in the Treatment IND clinical trials and to obtain additional clinical safety data in support of an NDA for Xyrem, which the Company expects to file as early as the second half of 2000. In addition, in February 1999 the FDA approved the Company's NDA for Busulfex and the Company began shipping Busulfex during the same month. As a result of these developments, the Company will discontinue reporting as a development stage company for its first quarter ending March 31, 1999, although the Company does not expect to achieve profitable operations in 1999.

In July 1998, the Company completed the sale of $7.5 million of Senior Convertible Preferred Stock in a private placement. The Company realized net cash proceeds of $7,075,008 from the sale of this private placement, after the payment of related offering expenses. However, due to the operating losses it incurred during the second half of 1998 and the amount of expected operating losses in 1999, the Company will require additional financing during 1999 to fund its plan to advance the development of Xyrem as expeditiously as possible.

The Company believes its approach to pharmaceutical product development reduces the time, costs and risks traditionally involved in bringing pharmaceutical products to market. The Company does not conduct basic research and does not attempt to discover new drugs. Instead, the Company acquires licenses for proposed products that already have some clinical data that indicate therapeutic value and safety. In addition, the Company may consider acquiring products that have already received marketing clearance from the FDA. The Company uses contract development, manufacturing, and consulting companies to assist it in its product development activities. This approach avoids the costs and financial risks associated with developing these capabilities internally.

Each STMS defined by the Company is characterized by a well-defined patient population and treated by a well-defined group of medical specialists. The Company believes this approach makes a large specialized sales force unnecessary to market the Company's products because its marketing efforts can be focused on a limited number of medical specialists or patients. The high medical value of the Company's products is expected to facilitate marketing efforts directed toward users and prescribers. Through its sales force, the Company intends to promote awareness of the key advantages of Orphan Medical brand products within the Antidote, Oncology Support, and Sleep Disorders STMS. The sales force will differentiate the Company's products on the basis of quality, potentially improved medical outcomes, and cost effectiveness. The Company believes the physical distribution of its products can be efficiently handled by other companies, such as Cardinal Health, a distributor of pharmaceutical products.


STRATEGIC BACKGROUND
In the 1950s and early 1960s, drug development was relatively inexpensive and regulatory approval was straightforward. Pharmaceutical companies marketed their products directly to physicians who made prescription and purchase decisions. In the 1970s, however, regulatory standards and competition increased and the price of research and development and manufacturing rose dramatically. In the 1980s and 1990s, drug companies revised their targeted rates-of-return or financial "hurdle rates", as well as other selection criteria, to avoid developing drugs whose incremental profit contributions were considered insufficient to provide acceptable returns on investment. Many of the drugs that did not meet these criteria were drugs for smaller patient populations. As a consequence, new drugs for smaller patient populations were less likely to be developed by larger companies. Some research institutions, universities and small companies, however, have continued to develop and initiate clinical studies on such drugs.

The Company's strategy is based on several factors relating to these and other changes in the health care and pharmaceutical industries:

* Larger pharmaceutical companies generally have increased their financial hurdle rates, seek new products with annual revenues greater than $200 million and avoid developing new products that address diseases outside their therapeutic area of focus. As a result, many developmental products of high medical value are available for licensing on favorable terms. If these products are intended to address smaller markets, they may be eligible for orphan drug designation. Many of these products have already been developed to the point where the time and cost required to bring the product to market can be reasonably estimated.
* Because of corporate "downsizings," many pharmaceutical companies have released skilled employees experienced in the research, development, manufacturing or commercialization of new medicines. These individuals have often formed or joined contract clinical research organizations ("CROs"), contract manufacturing companies or drug development and marketing consulting firms. Thus, the knowledge and skills required to address many aspects of drug development are available on a contract basis from outside companies or individuals.
* To address rapidly changing market forces, alternative means of marketing and distributing pharmaceuticals have been created. Many products, particularly those targeted to smaller, well-defined markets, do not require a large, specialized sales force and can be marketed through direct means such as continuing medical education programs, exhibits at professional meetings, direct mailings and telemarketing. In addition, these products can be effectively distributed through companies proficient in distribution of pharmaceutical products to smaller patient populations.

In response to these changes, the Company has adopted a business strategy that is centered on products of high medical value within well-defined strategic therapeutic market segments, uses the knowledge and skills available on a contract basis from outside sources, and uses alternative marketing and distribution channels.


BUSINESS STRATEGY
The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within a selected STMS. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. In addition to those with high medical value, the Company seeks products that will likely be eligible for insurance reimbursement, have readily measured clinical endpoints, existing positive clinical data, proprietary attributes, and offer attractive financial returns. The Company does not conduct basic research and does not attempt to discover new drugs, but instead seeks to acquire and further develop products that already have some clinical data that indicate the presence of therapeutic value and safety. The Company's strategy of developing and marketing high medical value drugs with these additional characteristics is intended to achieve the following benefits.

* REGULATORY REQUIREMENTS AND REVIEW - Drugs of high medical value have greater likelihood of receiving expedited review by the FDA. If such drugs also have smaller patient populations, the number of patients required for clinical trials is generally reduced.
* REDUCTION OF PRODUCT DEVELOPMENT TIME AND COST - While the safety and efficacy of every drug must be established to the satisfaction of the FDA, the amount of data required to bring a new drug of high medical value to market is generally less than for a drug that is available in similar dosage forms or formulations and that is intended for very large markets. Furthermore, the Company generally attempts to concentrate resources and project management attention on a single medical indication in order to limit the amount of clinical information required by the FDA to clear a product for marketing. The time and cost of development is directly related to the amount of clinical information required for regulatory approval.
* LIMITED INFRASTRUCTURE - The Company believes that high quality pharmaceutical products can be efficiently and economically developed using well established independent contractors to assist its experienced staff. Accordingly, the Company uses the available pool of contract development, manufacturing, distribution and consulting companies to assist in product development and marketing activities. This approach allows the Company to avoid the costs, time and financial risks associated with developing an extensive infrastructure in support of these capabilities internally.
* MARKETING STRATEGY - The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within selected STMS. An STMS is a subset of a therapeutic area where one or more products can be grouped to satisfy unmet needs. To assess the viability of an STMS, the Company considers the following questions:
      * Are there unmet therapeutic needs as defined by the customer (the patient or the health care practitioner)?
      * Do product development or product acquisition opportunities exist in order to build a profitable business in a particular STMS?
      * Can the Company build brand recognition and command significant market share in a particular STMS?
* DIRECT SALES - The Company has built a small, specialized sales force to promote Antizol and Busulfex. The sales force has extensive knowledge of the Antidote and Oncology Support STMS, as well as extensive marketing and business experience. The Company's sales force utilizes a consultative, customer oriented approach to selling, which is aided by high quality information systems. The Company expects to utilize a similar sales force approach with the Sleep Disorders STMS.
* ALLIANCES - The high medical value of the Company's products has interested other companies seeking to market the Company's products outside the U.S. To date, the Company has agreements with six distributors relating to five of the Company's products. The Company also believes that its relationships with these distribution partners, among others, may provide strategic benefits; possibly in the area of product acquisition opportunities or in market share penetration programs.
* ATTRACTION OF POTENTIAL NEW PRODUCTS - As the Company's strategy and focus on products of high medical value within a selected STMS become better known and understood by others in the research and development community and as the Company proves its ability to market and sell into an STMS, the Company expects more product development or acquisition opportunities will be presented in the future.


RISK MANAGEMENT
The Company's strategy is designed, in part, to manage its overall business risk. The Company is pursuing three distinct STMS rather than concentrating financial, development and marketing resources on a single STMS or a single platform technology. To reduce its product development risk, the Company generally seeks to develop products that (1) are known to the medical community and to the FDA, (2) have a straightforward formulation that can be synthesized in one or two steps as opposed to requiring many steps, and (3) do not require biotechnology processes for development or manufacture. In addition, the Company generally seeks to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development if the Company believes there is a relatively high likelihood of obtaining FDA approval. When a product is licensed without the equivalent of Phase II or III data, the Company may conduct one or more "pilot clinical trials" to better assess this likelihood. Each such pilot trial is narrowly defined and has a separate budget that to date has not exceeded $500,000. Upon the completion of such a pilot clinical trial, management seeks the approval of the Board of Directors for authority to proceed to full development of the product. The Company does not conduct basic research and does not attempt to discover new drugs. The Company may also purchase rights to existing products in order to reduce development risk. To reduce its marketing risk, the Company generally attempts to obtain some form of proprietary protection, such as orphan drug designation, patent protection, exclusive licensing agreements, predominant market penetration or sole supplier agreements.


PROPRIETARY RIGHTS
To encourage the continued development of drugs for smaller patient populations, the federal government enacted the Orphan Drug Act of 1983. This Act provides incentives to companies to develop and market drugs for rare diseases or conditions that are known to affect fewer than 200,000 people in the United States. A company must request orphan drug designation before an NDA is approved, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent (drug) and its potential orphan use (market) are publicized by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. The FDA may grant orphan drug designation to more than one company of an identical drug for the same designated indication. Under current law, orphan drug status is granted to the first company receiving FDA marketing approval of a drug with orphan drug designation. A company receiving orphan drug status for a designated indication is entitled to a seven-year exclusive marketing period in the United States for the drug with the approved indication, subject to certain limitations. However, orphan drug status does not prevent subsequent approval of a different drug for the same designated indication, nor subsequent approval of the same drug for a different designated indication, nor provide any marketing exclusivity in foreign markets.

Since 1983, the FDA has assigned orphan drug designation to more than 650 potential products. Although the Company believes the size of the aggregated markets for orphan and small market drugs may be large, the total annual market for any particular orphan drug rarely exceeds $100 million and most have potential markets of less than $25 million annually.

The Company believes it is important that its proposed products receive patent protection or orphan drug designation or have other factors that limit potential competition. All of the Company's products, except Antizol-Vet, have been designated orphan drugs by the FDA and applications for such designation will be made for any additional products to the extent available. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim, indication or application, subject to certain limitations. The Company has five products with orphan drug status. Veterinary products are not eligible for orphan drug status, but the Company's Antizol-Vet product has another form of U.S marketing exclusivity for a period of five years from its November 1996 marketing approval date.

The license agreement pursuant to which the Company has acquired its rights to develop and market Busulfex provide for an assignment of the licensor's proprietary rights, including patent and technology rights. With respect to additional products it may license in the future, if any, the Company expects that such licenses will include, if such rights are available, an assignment of the licensor's proprietary rights with respect to the licensed product. Foreign patent applications have been filed for Busulfex and Xyrem. The Company evaluates the desirability of registering approved patents or other forms of protection for its products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.


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

Following drug discovery, the process required before a drug product may be marketed in the United States includes (i) pre-clinical laboratory and animal safety tests, (ii) the submission to the FDA of an IND application, (iii) clinical and other studies to assess safety and parameters of use, (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product, (v) the submission to the FDA of an NDA, (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product and (vii) finally, marketing of the drug.

Typically, pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the product's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies, together with the general investigative plan, protocols for specific human studies and other information, are submitted to the FDA as part of the IND application. The FDA regulations do not, by their terms, require FDA approval of an IND. Rather, if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND, a clinical investigation is allowed to commence. As a practical matter, however, FDA approval is often sought before a company commences clinical investigations. That approval may come within 30 days of IND receipt, but may involve substantial delays if the FDA requests additional information.

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

Phase III trials are expanded, controlled trials that are performed after preliminary evidence of the effectiveness of the experimental product has been obtained. These trials are intended to gather the additional information about safety and effectiveness needed to evaluate the overall risk/benefit relationship of the experimental product. In addition, these trials provide the confirmatory evidence of both effectiveness and safety necessary for product approval. Phase III trials usually involve several hundred to several thousand subjects.

A clinical trial may combine the elements of more than one phase (i.e., a Phase I/II or II/III trial) and typically two or more Phase III studies are required for FDA approval. A company's designation of a clinical trial as being of a particular Phase is not necessarily indicative that such a trial will be sufficient to satisfy the FDA requirements of that Phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. In addition, a clinical trial may contain elements of more than one Phase notwithstanding the designation of the trial as being of a particular Phase. The FDA closely monitors the progress of the Phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data accumulated and its assessment of the risk/benefit ratio to patients. It is not possible to predict with certainty the time required to complete Phase I, II and III studies with respect to a given product. Likewise, it is difficult to predict with any certainty the requirements of the FDA.

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

            PRODUCT ACQUISITION
The Company is actively searching for product licensing opportunities within its selected strategic therapeutic market segments. The continual acquisition of products for development and/or commercialization is a key element of the Company's growth strategy. The Company attracts product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, the Company has carefully evaluated many product opportunities. To date, sixteen products have been acquired and, of these, seven products are currently under development or being marketed.

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

The Company seeks to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. The Company also searches for product candidates that represent new dosage forms of previously approved or known compounds because the Company believes these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, the Company attempts to develop medicines where there are clear clinical endpoints that demonstrate their effectiveness. Generally, the Company seeks to acquire products that can be developed to the point of FDA approval within three years of their acquisition with expected development costs in the range of $1.0 to $10.0 million. Contrast this approach to the development of therapies for complex diseases (e.g., Alzheimer's disease, AIDS, psychoses or complex cancers) that can require a decade or more of development and involve the expenditure of tens of millions of dollars or more. Typically, the Company also focuses its development efforts on one indication and, when possible, one dosage form to minimize development costs. Additional indications or dosage forms will only be evaluated after the primary NDA is submitted.

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

            PRODUCT DEVELOPMENT
Pharmaceutical product development is the Company's principal activity. The Company has incurred $24,816,427 in research and development expense from January 1, 1993 (inception) through December 31, 1998. In addition, the Company estimates that it will need to incur at least an additional $9.0 million in research and development expense relating to the products it currently markets and to advance the development of Xyrem as expeditiously as possible.

A major element of the Company's product development strategy is to use third-parties to conduct safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA review and approval process, and to manufacture and distribute any FDA approved products. The Company believes that maintaining a minimal infrastructure will enable it to develop products efficiently and cost effectively. To facilitate this strategy, the Company utilizes a team approach to develop its proposed products. A development team is organized and managed by senior staff within the Company's Development Department. The development team is cross-functional and includes in-house experts, as well as appropriate outside consultants, to manage all development activities with respect to a proposed product. A development team designs a development plan and a financial budget for the proposed product, which will support the proposed indication and marketing claims, and contracts with outside development agents and consultants to arrange for the necessary clinical and toxicology studies, manufacturing arrangements and FDA filings. Upon submission of the NDA to the FDA, the management of the proposed product is transitioned to the Company's Marketing and Sales Department.

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

The product development process is designed to identify any problems associated with a proposed product's clinical aspects. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting the market research and planning process concurrently with a product's development. No drug development portfolio can be completely insulated from potential failures and it is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. To date, the Company has discontinued development activities with respect to eleven proposed products because the estimated future financial potential for these proposed products was unacceptable to management.

            MANUFACTURING
The Company does not have and does not intend to establish any internal product testing, drug or chemical synthesis of bulk drug substance, and manufacturing capability for drug product. Manufacturers of the Company's products are subject to applicable GMP as prescribed by the FDA, or other rules and regulations prescribed by foreign regulatory authorities. The Company has entered into bulk drug supply and drug product manufacturing agreements with third parties for all of its FDA approved products and is dependent on such third parties for continued compliance with GMP and applicable foreign standards. The Company believes that qualified manufacturers will continue to be available in the future, at a reasonable cost to the Company, although there can be no assurance that this will be the case.

Due to FDA mandated dating requirements and the limited market size for each of the Company's approved products, the Company is subject to complex manufacturing logistics, minimum order quantities that have resulted in excess inventory as determined under the Company's accounting policy, unsalable inventory as a result of product dating expiring prior to use, and competition with others for manufacturing services when needed or expected. The Company has a production planning program to assess and manage the manufacturing logistics amongst the vendors supplying the required finished product components of bulk drug substance, drug product and packaging.

The Company is substantially dependent on its contract drug product manufacturers. These manufacturers have been approved by the FDA for the production of the Company's approved products. Following is a listing of the Company's contract drug product manufacturers:


Contract Drug Product Manufacturer                   Marketed and Proposed Products
-------------------------------------------------    -------------------------------------------------------
An affiliate of Boehringer Ingelheim                 Antizol, Antizol-Vet, Elliotts B Solution, and Busulfex

NutraMax, Inc.                                       Sucraid

Proclinical, Inc.                                    Cystadane

GlobalPharm, Inc. (final contract not negotiated)    Xyrem (clinical supplies)

In addition to the contract drug product manufacturers, the Company is substantially dependent on Ash Stevens, Inc. ("Ash Stevens") and Lonza, Inc. ("Lonza"). Ash Stevens is the Company's sole supplier of bulk drug substance for the manufacture of Antizol, Antizol-Vet, and Busulfex; while Lonza is the Company's sole supplier of bulk drug substance for the manufacture of Xyrem for use in clinical trials.

            MARKETING - UNITED STATES
The Company has designed its product selection strategy to maximize the success of its marketing efforts. By having products that current and potential customers have identified as having "high medical value", the Company believes it should be able to more easily attract the attention of targeted segments of the medical community. The Company also believes that its focus on well-defined patient populations will allow the use of a small, focused sales force instead of a large, specialized sales force. Because of the distinct nature of most of its potential markets, the Company expects to be able to concentrate its marketing efforts on a limited number of medical specialists, or on patients themselves.

As part of its marketing efforts, the Company identifies and defines appropriate STMS, identifies customer needs within each STMS, identifies specific product acquisition candidates within each STMS, works with the development team to insure clinical data are collected that supports the desired indication and marketing claims, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis, the product's marketing plan is developed. Upon submission to the FDA of a proposed product's NDA, the product management responsibilities transition from the development team to the Company's Marketing and Sales Department. The

Company's Marketing and Sales Department are responsible for all aspects of a product's marketing introduction and commercialization, including product forecasting, defining product positioning, price, promotion and physical distribution to successfully commercialize the product. Senior sales and marketing employees lead a cross functional team of internal personnel and external consultants to implement a product's marketing and commercialization plan.

            MARKETING - FOREIGN
In general, the Company expects to license foreign marketing, sales and distribution rights after an NDA is submitted in the United States. The Company contracts with foreign companies (usually pharmaceutical companies) to market and distribute its products. The Company considers Europe, Japan and Canada to be its most attractive foreign markets. The Company has entered into marketing, sales and distribution agreements for Antizol, Cystadane and Sucraid in Europe, Cystadane and Sucraid in Australia and New Zealand, Busulfex, Cystadane, Elliots B Solution and Sucraid in Israel, and Elliotts B Solution in Central America. Currently, the Company is seeking a marketing and distribution partner for Busulfex in Europe and Japan.

The Company's practice is to negotiate contracts with foreign distributors that generally provide for minimum order and sales performance, including minimum fee payments. The Company's accounting policy is to recognize minimum fees, if any, when earned. Minimum fees negotiated with foreign parties to date are not material and are not refundable, nor subject to future performance criteria. The foreign contracting party is responsible for obtaining marketing approval for the Company's product to which the agreement relates and the Company is responsible for providing selected U.S regulatory information to the foreign party on request. The Company cannot unilaterally terminate these agreements without establishment of default, but these agreements do expire over a defined period of time and the Company may seek other foreign parties to provide comparable services upon expiration. The principal benefit a foreign party receives from entering into these agreements with the Company and paying the minimum fees, if any, is a contracted price for acquisition of product from the Company because the Company is the sole supplier of its approved products on a worldwide basis.

            DISTRIBUTION
The Company does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be more economically and efficiently distributed through third party distribution organizations. The physical distribution of the Company's products through third parties allows the Company to avoid some of the costs associated with developing internal information systems that comply with regulatory requirements and satisfy customer service demands. Cystadane and Sucraid are principally distributed directly to patients through third party mail order pharmacies. Chronimed and an affiliate of Cardinal Health are the principal third party distributors of Cystadane and Sucraid, respectively. Elliotts B Solution, Antizol and Busulfex are primarily used in a hospital setting and are distributed by an affiliate of Cardinal Health. The distribution of Antizol and Busulfex through an affiliate of Cardinal Health facilitates the sale of these products directly into hospitals or, if customers prefer, through their primary wholesaler. Antizol-Vet is a product used in veterinary clinics and is distributed by an affiliate of Cardinal Health to individual veterinary clinics and veterinary wholesalers.


COMPETITION
Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including those described below.

* PRODUCT ACQUISITION - The Company intends to acquire the rights to products with important therapeutic advantages that generally are not of interest to larger pharmaceutical companies. Nevertheless, the Company will compete with other entities in acquiring product rights from universities and other research institutions, as well as other potential licensors.
* PRODUCT DEVELOPMENT RESOURCES - The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.

* ORPHAN DRUG DESIGNATION - The Company is aware of two other companies that have filed for and received orphan drug designation on products similar to two of its products. Sparta Pharmaceutical and Teva (formerly Biocraft) have been granted orphan drug designations for their intravenous busulfan and sodium oxybate, respectively. Intravenous busulfan and sodium oxybate are the equivalent of the Company's Busulfex and Xyrem products, respectively. While the Company is not aware of others holding or seeking orphan drug designations for products that would compete with the Company's products for NDA approval, there can be no assurance that the Company's products will not have such competition for the protection conferred by orphan drug status.
* MARKETING AND SALES - Each of the Company's current products will face competition from other products or from other therapeutic alternatives. In general, the Company's products will compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company.


GRANTS
The FDA Office of Orphan Drug Products (Orphan Drug grants) and the Small Business Administration (SBIR grants) offer grants to companies whose efforts meet certain requirements. Orphan Drug grants were made available for Busulfex, Antizol and Colomed and a SBIR grant was made available for Intrachol. From July 1, 1995 through December 31, 1998, the Company collected approximately $1,567,000 in grant proceeds with respect to approximately $1,567,000 in grant related disbursements. The grant proceeds collected by the Company are non-refundable. There can be no assurance that Orphan Drug or SBIR grants will be made available to the Company in subsequent periods.


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

Being included on the formularies of managed care groups is important to the commercial success of a prescription medicine. A pharmaceutical must be included on a third-party payor's formulary or must be deemed "medically necessary" to be eligible for reimbursement by that payor. In deciding whether a drug is to be included on a formulary, payors will generally consider its therapeutic value and cost in comparison to other available treatments. The Company believes that the proprietary nature and medical usefulness of its products should assist it in its efforts to have its products approved for reimbursement. No assurance can be given, however, that the Company's products will be approved for reimbursement by third-party payors at acceptable levels, or at all.

            PRODUCT APPROVALS.
The Company's products require FDA approvals in the United States and comparable approvals in foreign markets before they can be marketed. The development of investigational products and the marketing of approved products requires continuing compliance with FDA regulations. Products that are designated "controlled" substances also require compliance with regulations administered by the U.S. Drug Enforcement Agency ("DEA"), and similar regulations administered by state regulatory agencies.

            MANUFACTURING REGULATION.
All facilities and manufacturing techniques used to manufacture products for clinical use or sale in the United States must be operated in conformity with GMP, the FDA requirements governing the production of pharmaceutical products. FDA approval is required before a contract manufacturer can implement most changes in manufacturing procedures for any of the Company's approved products. The Company has established a quality assurance program to monitor third-party manufacturers of its products to promote compliance by such manufacturers with domestic and foreign regulations (based on country of use). In addition, FDA approval is required for changing contract manufacturers of approved products. Obtaining the FDA's approval for a change in manufacturing procedures or change in manufacturers could cause production delays and loss of revenue.

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


INSURANCE
Providing health care products entails an inherent risk of liability. In recent years, participants in the health care industry have been subject to a large number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company carries product liability insurance coverage in the aggregate amount of $10 million. The Company also carries a $2 million general business insurance policy. The Company does not carry any insurance to cover the financial risks associated with a potential FDA mandated recall of an approved product. There can be no assurance, however, that such insurance policies will be sufficient to fully indemnify the Company against any asserted claims or that such insurance will continue to be available.


HUMAN RESOURCES
The Company has thirty seven full-time and seven part-time employees. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.


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


DISCONTINUED DEVELOPMENT PRODUCTS
Since inception and through December 31, 1998, the Company discontinued development activities on a total of eleven proposed products. During 1997, the Company discontinued development activities on the following proposed products:
Colomed, Caprogel, Clonidine, alpha-galactosidase A, colloidal bismuth subcitrate, Intrachol, Repliderm, 5FU (5-fluorouracil), and other indications of Cystadane. In December 1998, the Company sold its rights to colloidal bismuth subcitrate for $750,000, and is evaluating the potential value of its rights to one or more of the other proposed products that were discontinued in 1997. Depending on the availability of financing in subsequent periods, the Company may continue development of one or more of the proposed products that were discontinued in 1997 based on the criteria described under the Product Acquisition section. In addition, prior to 1997, the Company discontinued development activities on two proposed products, which proved to have little potential future value. There can be no assurance that the Company's license rights and/or any clinical data related to a discontinued product have any value to a third party and, if such rights or clinical data have value, there can be no assurance that the Company can come to terms with a third party for the sale of such rights or clinical data.

PRODUCTS

The following tables summarize certain information relating to the Company's products:

                                                   MARKETED PRODUCTS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  U.S. Patent
                                                                                      NDA          Issued or       Orphan
                                                                                    Approval        Applied      Drug Status
Approved Product and STMS                            Application                      Date            For            **
-----------------------------------      ----------------------------------         --------      -----------    -----------
I. ANTIDOTE STMS                         Antidote for ethylene glycol                December          No          Granted
Antizol(R)(fomepizole) Injection         (antifreeze) or suspected ethylene           1997
                                         glycol ingestion in humans

II. ONCOLOGY SUPPORT STMS                Diluent for intrathecally                  September          No          Granted
Elliotts B(R) Solution (buffered         administered  methotrexate                   1996
   intrathecal electrolyte/dextrose      sodium and cyarabine
   solution)

Busulfex(TM)(busulfan) Injection         For use in combination with                February           Yes         Granted
                                         cyclophosphamide as a                        1999
                                         conditioning regimen prior
                                         to allogenic hematopoietic
                                         cell transplantation for
                                         chronic myelogenous
                                         leukemia ("CML")

III. OTHER
Cystadane(R) (betaine anhydrous for      Homocystinuria, a genetic                   October            No         Granted
   oral solution)                        disease                                      1996

                                         Antidote for ethylene glycol               November            No         Five year
Antizol-Vet(R)(fomepizole)               (antifreeze) or suspected ethylene           1996                         period of
   for Injection                         glycol ingestion in dogs                                                 exclusivity

Sucraid(R)(sacrosidase) oral                                                          April             No         Granted
   solution                              Sucrase deficiency, a genetic disease        1998

                                              PRODUCTS UNDER DEVELOPMENT
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  U.S. Patent      Orphan
                                                                                    Phase of       Issued or        Drug
                                                                                  Development       Applied      Designation
Proposed Product and STMS                         Proposed Application                 *              For             **
-----------------------------------      ----------------------------------       -----------     -----------    -----------
I. SLEEP DISORDERS STMS
Xyrem(TM)(sodium oxybate) oral           Under investigation for the                   II              Yes            Yes
   solution                              treatment of narcolepsy

* Development Phases are discussed under "Business - The Regulatory Process". ** Orphan Drug Designation and Status are discussed under "Business -
   Proprietary Rights"

ANTIDOTE STMS - APPROVED PRODUCT
            ANTIZOL (FOMEPIZOLE) INJECTION
Antizol, the first of the Company's products in the Antidote STMS, received marketing clearance from the FDA on December 4, 1997. The Company commenced shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. Antizol is the first drug indicated as an antidote for ethylene glycol poisoning, or to treat suspected ethylene glycol ingestions. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. In a survey conducted in 1996 by the American Association of Poison Control Centers, over 6,000 cases of ethylene glycol poisoning were reported to United States poison control centers. In the same year, there were about 600 treatments for such poisonings. The Company believes that hospital pharmacies stock or will stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 1998, Antizol contributed approximately 85% of the Company's total 1998 revenue. The Company expects, after its initial stocking by hospitals in 1998, Antizol revenues will decline to reflect the level of drug usage in poisonings, both accidental and intentional.

The Company has obtained orphan drug status for Antizol as an antidote to treat ethylene glycol poisonings, which provides marketing exclusivity to the Company through December 2004. Fomepizole, the active ingredient in Antizol, is a known compound and is not patentable. The Company has contracted with a third party for the production of Antizol under GMP conditions. The Company, through a sublicense agreement with Mericon Investment Group, Inc. ("MIG"), has an exclusive, worldwide license to develop and market Antizol, which expires in July 2013, subject to a five year renewal through July 2018 exercisable by MIG at the request of the Company.

Studies on treatment with Antizol for methanol poisoning and to determine dosing in pediatric cases are ongoing. A supplemental NDA covering the methanol indication is expected to be submitted to the FDA in the second half of 1999.


ONCOLOLOGY SUPPORT STMS - APPROVED PRODUCTS
            ELLIOTTS B SOLUTION (BUFFERED INTRATHECAL ELECTROLYTE/DEXTROSE SOLUTION)
Elliotts B Solution, the first of the Company's products in the Oncology Support STMS, received marketing clearance from the FDA in September 1996. The first commercial sales of Elliotts B Solution occurred in December 1996. Elliotts B Solution is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. Elliotts B Solution is a buffered diluent for the intrathecal administration (injection into the fluid space surrounding the spinal cord) of chemotherapeutic agents. Intrathecal injections are most commonly made in treating acute lymphoblastic leukemia ("ALL"). ALL is the most prevalent form of leukemia in children. Due to advances in chemotherapy, the cure rate for ALL has improved dramatically in the past 30 years, going from almost zero to nearly 75% today. As a part of modern chemotherapy, doctors often administer a series of up to 20 injections of methotrexate sodium into the cerebrospinal fluid of patients. Elliotts B Solution is comparable in pH, electrolyte composition, glucose content and osmolarity to cerebrospinal fluid. It is estimated that cerebrospinal injections of methotrexate sodium are administered to about 6,000 people in the United States on an annual basis. Elliotts B Solution revenues through December 1998 have not been material nor does the Company expect that revenues to be material in subsequent periods.

The Company has obtained orphan drug status for the use of Elliotts B Solution as a diluent for methotrexate sodium or cytarabine, which provides marketing exclusivity through September 2003. Elliotts B Solution is a known compound that has been used previously for the intrathecal administration of chemotherapeutic agents and is, therefore, not patentable. The Company has contracted with a third party for the production of Elliotts B Solution under GMP conditions. No license was required for the Company to develop and market Elliotts B Solution.

            BUSULFEX (BUSULFAN) INJECTION
Following an accelerated six-month priority review, the Company received regulatory approval from the FDA in February 1999 to market Busulfex. Busulfex will be the Company's lead product in its Oncology Support STMS.

Busulfex is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. The FDA approved Busulfex for use in combination with cyclophosphamide as a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia ("CML"). Bone marrow and peripheral stem cell transplants are collectively known as hematopoietic progenitor cell transplants, but are more commonly referred to as bone marrow transplants ("BMTs"). BMTs are considered to be one of the more effective treatments currently available for patients with CML. By the year 2000, more than 20,000 BMTs are expected to be performed each year in the United States, with another 20,000 expected to be performed annually outside the United States. Of the 20,000 procedures expected to be performed in the United States, more than 4,000 of these may receive some form of busulfan, as part of the pre-transplantation conditioning regimen. The Company is marketing Busulfex to hematologists and oncologists who perform BMTs at cancer treatment centers in the United States. The first commercial sales of Busulfex occurred in February 1999, within two weeks of FDA approval.

One of the many complex steps in performing a BMT includes killing the patient's abnormal blood cells, known as the "conditioning regimen," either by using a combination of chemotherapeutic agents or total body irradiation. Busulfan is one of the chemotherapeutic agents used in a BMT conditioning regimen. The oral form of busulfan has been used in the transplant setting for a number of years. However, there are difficulties associated with its use. A patient undergoing a BMT may take up to 35 pills every six hours, or up to 140 pills each day, over four days, often while in a state of nausea. If the patient vomits any of the pills, they are often given additional pills to ensure they receive the administered dose. Unfortunately, because the absorption of the pills through the gastrointestinal system is erratic, it is difficult to determine how much of the administered dose has been absorbed. This variation in drug exposure can cause underdosing, possibly leading to an ineffective conditioning regimen or failure of the patient to "engraft." Conversely, the variation can lead to overdosing, causing an excessive amount of toxicity to the patient. Because of these variations, many authors have cited the need for an intravenous form of busulfan. The Company is the first to bring an intravenous form of busulfan to the market.

Busulfex has been featured in presentations at national meetings attended by oncologists and hematologists. As clinicians review the clinical study results, they have responded positively to the results seen in the Busulfex trials. The pharmacokinetics seen with Busulfex, meaning the level of drug exposure, demonstrate the consistency that would be expected with an intravenous drug. This consistency has led to the outcomes seen with Busulfex, which show a low rate of liver toxicity as well as an acceptable rate of early mortality within the first 100 days, the most critical period for the patient. In addition, all evaluable patients receiving Busulfex engrafted, and there were no reports of a late graft failure with Busulfex. These factors may lead to improved safety and an improved likelihood that a BMT will be successful. An increased success rate is important to patient well-being and for economic reasons because the average cost of a BMT in the United States is estimated at over $100,000.

Many other drugs are currently being developed for use in the BMT area. Although most of these new drugs treat bone marrow cells removed from the body as a part of a BMT and are not chemotherapeutic drugs, some of them may compete with Busulfex. In addition, the Company is aware that Sparta Pharmaceutical, which recently agreed to be acquired by SuperGen Inc., was granted orphan drug designation for its intravenous busulfan and could seek orphan drug status, if an NDA for another indication is approved by the FDA, for a closely related indication.

The Company has obtained orphan drug status for Busulfex for the approved indication, which provides marketing exclusivity to the Company through February 2006. The Company has contracted with a third party for the production of Busulfex under GMP conditions. In addition, the Company has an exclusive, worldwide license from M.D. Anderson Cancer Center, The University of Texas, and The University of Houston (collectively, the "busulfan licensors") to develop and market an intravenous form of busulfan, which is effective for the term of busulfan licensors' patent rights. The busulfan licensors have been granted two U.S. patents covering the licensed product's formulation and its use in bone marrow transplants and other conditions, which expire in September 2016 and July 2015, respectively.

SLEEP DISORDERS STMS - INVESTIGATIONAL PRODUCT
            XYREM (SODIUM OXYBATE) ORAL SOLUTION
Narcolepsy is a chronic neurologic sleep disorder characterized by excessive daytime sleepiness, unavoidable daytime sleep attacks, cataplexy or sudden loss of muscle control provoked by emotions, sleep paralysis or brief periods of muscle paralysis and hynagogic hallucinations or vivid and sometimes frightening dreaming when falling asleep. Other related symptoms include fragmentation of night-time sleep, disturbances of auditory and visual perception, lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Narcolepsy is thought to affect between 125,000 and 180,000 patients in the United States and approximately 80,000 to 100,000 of these patients are thought be diagnosed. Although the peak age of reported symptoms is between 15 to 25 with a smaller peak occurring between 35 and 45, symptoms have been noted in persons as young as five years old.

The usual treatment for narcolepsy includes symptomatic treatment of daytime drowsiness and sleep attacks with stimulants. The symptoms of cataplexy, sleep paralysis and hynagogic hallucinations are typically treated with tricyclic antidepressants ("TCAs") or selective serotonin reuptake inhibitors ("SSRIs"), none of which have been approved by the FDA for this indication or for use in the treatment of cataplexy. These treatment regimens, in addition to limited efficacy, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects of insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. The TCAs and SSRIs can cause the side effects of dry mouth, impotence, loss of libido, rapid heart beats and drug tolerance. Xyrem is a naturally occurring substance found in many human tissues. Clinical studies with Xyrem suggest that it is both safe and effective in the treatment of narcolepsy. When administered at night, it has been shown to improve night-time sleep and to control cataplexy, and to lower the incidence of daytime sleepiness. More than 180 narcolepsy patients have been exposed to clinical doses with no consistent ill effects, some of these patients for up to 15 years of treatment. Xyrem does not appear to have the side effects associated with TCAs and SSRIs. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

Provigil(R) (modafinil), a product marketed by Cephalon, Inc., was approved by the FDA in late 1998 for the treatment of excessive daytime sleepiness associated with narcoplepsy. The Company believes that Provigil and the proposed use for Xyrem are for different symptoms of narcolepsy, which could mean that some patients may benefit from both modafinil and Xyrem. In addition, the Company is aware that Teva (formerly Biocraft) has been granted orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy.

During 1998, the Company completed clinical trials with over 120 patients at 18 sleep centers, which assessed Xyrem at different dose levels against placebo. When compared against placebo, Xyrem demonstrated a reduction in the number of cataplexy attacks per week, the primary measure of efficacy in this clinical trial. During the first quarter of 1999, the Company commenced a Treatment IND program, which is a clinical trial, to collect additional clinical safety data necessary for the submission of an NDA. The FDA permits an investigational drug, like Xyrem, to be used under a Treatment IND if there is sufficient evidence of safety and effectiveness and the drug is intended to treat a serious disease. By approving the Company's Treatment IND application, the FDA authorizes the Company to seek reimbursement from patients and their insurance providers for the use of Xyrem in this trial. The Company plans to meet with the FDA in the second quarter of 1999 regarding its plans for the submission of an NDA. Depending on the outcome of the Company's meeting with the FDA, and on any additional work required by the FDA in support of an NDA, the Company expects that an NDA could be submitted as early as the first half of 2000. If an NDA is submitted and approved by the FDA, Xyrem will be the Company's first product in the Company's Sleep Disorder STMS.

Sodium oxybate has been reported to be a drug of abuse. For this reason the Company has requested that Xyrem be classified a "schedule III/IV drug" under the federal Controlled Substances Act. Many states have an equivalent classification system and compliance requirements for drugs classified as a scheduled drug. The Company is working with federal and state authorities to provide for the appropriate classification of Xyrem. A scheduled drug must be manufactured, sold, distributed and used according to strict regulations administered by the DEA.

Sodium oxybate, the active ingredient in Xyrem, is a known compound and is not patentable. The Company has received an orphan drug designation for its proposed use of Xyrem. The Company has also filed a patent application with respect to its formulation of Xyrem oral solution. No license was required for the Company to develop Xyrem nor will a license be required for marketing Xyrem, if approved by the FDA. The Company has contracted with third party bulk drug and drug product manufacturers for the production of Xyrem.


OTHER APPROVED PRODUCTS
            CYSTADANE (BETAINE ANHYDROUS FOR ORAL SOLUTION)
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is principally distributed on a non exclusive basis by Chronimed directly to patients in the United States through its mail order pharmacy. Although Cystadane does not fit into one of the Company's three STMS, the Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are estimated to be 1,000 patients with homocystinuria in the United States. The annual market potential for Cystadane is expected to be under $500,000. Cystadane revenues through December 1998 met the Company's expectations and are expected to grow slightly in subsequent periods.

The Company has obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provides marketing exclusivity to the Company through October 2003. Betaine anhydrous, the active ingredient in Cystadane, is a known compound and is not patentable. The Company has contracted with a third party for the production of Cystadane under GMP conditions. No license was required for the Company to develop and market Cystadane.

            ANTIZOL-VET (FOMEPIZOLE) FOR INJECTION
In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. Antizol-Vet is primarily used by veterinarians and is distributed to veterinary clinics and veterinary wholesalers for the Company by an affiliate of Cardinal Health. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $250,000. Although Antizol-Vet is not included in one of the Company's three STMS, the Company will continue making Antizol-Vet available to veterinarians justify the limited resources required by the Company to market and distribute the product. The Company has found that most veterinarians are not stocking this product for emergency use due to its high cost, but they are ordering it when a poisoning occurs. In 1997, Antizol-Vet was the Company's largest revenue generating product, contributing approximately 57% of the Company's total 1997 revenue. However, Antizol-Vet revenues declined in 1998 following its introduction in 1997, and are expected to decline in subsequent periods.

Federal law provides the Company with a marketing exclusivity period through November 2001 for the use of Antizol-Vet in dogs for the approved indication. Fomepizole, the active ingredient in Antizol, is a known compound and is not patentable. The Company has contracted with a third party for the production of Antizol-Vet under GMP conditions. The Company, through a sublicense agreement with Mericon Investment Group, Inc. ("MIG"), has an exclusive, worldwide license to develop and market Antizol-Vet, which expires in July 2013, subject to a five year renewal through July 2018 exercisable by MIG at the request of the Company.

            SUCRAID (SACROSIDASE) ORAL SOLUTION
Sucraid received marketing clearance from the FDA in April 1998. The first commercial sales of Sucraid occurred in July 1998. Sucraid is principally distributed by an affiliate of Cardinal Health directly to patients in the United States through its mail order pharmacy. The FDA approved Sucraid to be used for oral replacement therapy of genetically determined sucrase deficiency, which is part of congenital sucrase isomaltase deficiency (CSID). Sucraid is used as a replacement for an enzyme in the small intestine that is necessary for the digestion of sucrose, which is common table sugar. Although Sucraid does not fit into one of the Company's three STMS, the Company believes that the small size of the market and the high medical value of Sucraid justify the limited resources required by the Company for making this product available to patients. The annual market potential for Sucraid is expected to be under $500,000. Sucraid revenues since July 1998 met the Company's expectations and are expected to grow slightly in subsequent periods.

The primary symptoms of CSID include severe watery diarrhea, chronic malabsorption and failure to thrive (in infants and toddlers). Other common symptoms include nausea, vomiting, abdominal cramps and abdominal pain following the consumption of foods containing sucrose. Prior to the approval of Sucraid, the only specific treatment of CSID available to patients was the life-long adherence to a sucrose-free diet. Compliance with a sucrose-free diet is very difficult because sucrose is found in many foods in the typical American diet. Nonspecific symptomatic treatments include antidiarrheal, antispasmodic and antiflatulence drugs, all of which are limited in their efficacy. Sucraid is a specific replacement of the missing enzyme responsible for CSID.

Sacrosidase, the active ingredient in Sucraid, is a known compound and is not patentable. The Company has obtained orphan drug status for Sucraid for the approved indication, which provides marketing exclusivity to the Company through April 2005. The Company has contracted with a third party for the production of Sucraid under GMP conditions. In addition, the Company has an exclusive, worldwide license from Hartford Hospital to develop and market Sucraid, which expires in April 2005. The license provides for two five year extension options, the first through April 2010 and the second through April 2015, unless either party decides to terminate the license within 90 days prior to April 2005 or April 2010.


ITEM 2.  PROPERTIES
The Company currently occupies approximately 9,544 square feet of leased office space at a monthly rent of approximately $12,070, including operating expenses. This lease expires on June 30, 1999. The Company is currently negotiating a four year lease for 9,426 square feet of office space that will satisfy its expected requirements, which would result in the Company moving to a different facility in Minnetonka, Minnesota by July 1, 1999.


ITEM 3.  LEGAL PROCEEDINGS
None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company and their ages as of March 1, 1999.

        Name                Age                      Title
------------------------    ---     -------------------------------------------
John Howell Bullion         47      Chief Executive Officer and Chairman of the
                                    Board
William Houghton, M.D.      56      Chief Operating Officer
Dayton T. Reardan, Ph.D.    43      Vice President of Regulatory Affairs
Patti A. Engel              38      Vice President of Marketing & Sales

Executive officers of the Company serve at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Bullion has been Chief Executive Officer of the Company since June 24, 1994 and Chairman of the Board of Directors since December 30, 1998. Mr. Bullion is a co-founder of Chronimed Inc., the company from which Orphan Medical, Inc. was spun in 1994. He has been a director of Chronimed since 1985. Prior to joining Orphan Medical, Mr. Bullion served as President of Bluestem Partners, an investment and consulting company; Dahl & Associates, a soil and ground water remediation company; and Concurrent Knowledge Systems, Inc., a software development company. Mr. Bullion also served as partner and Vice President with First Bank System Venture Capital Company for seven years.

Dr. Houghton has been the Company's Chief Operating Officer since August 1998. Dr. Houghton's most recent position was Chief Scientific Officer and Vice President of Clinical and Regulatory Affairs at Iotek, Inc. from April 1995 to August 1998. At Iotek, Dr. Houghton was responsible for all research activities, regulatory and clinical research, and served as the medical liaison with Iotek's Medical advisory Board. From February 1984 to March 1995, Dr. Houghton also held a variety of management positions with Abbott Australasia and Abbott Laboratories in the United States.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company's Common Stock for the years ended December 31, 1997 and December 31, 1998.

------------------------------------------------------------------------
                                                   High           Low
                                              -----------  -------------
YEAR ENDED DECEMBER 31, 1997
  January 1, 1997 through March 31, 1997          $9.625         $4.172
  April 1, 1997 through June 30, 1997             $6.500         $3.500
  July 1, 1997 through September 30, 1997         $8.875         $5.000
  October 1, 1997 through December 31, 1997       $8.000         $4.500

YEAR ENDED DECEMBER 31, 1998
  January 1, 1998 through March 31, 1998         $12.625         $4.750
  April 1, 1998 through June 30, 1998            $13.875         $8.625
  July 1, 1998 through September 30, 1998        $11.813         $5.938
  October 1, 1998 through December 31, 1998       $9.250         $5.875
------------------------------------------------------------------------

As of March 19, 1999, the Company's Common Stock was held by 275 shareholders of record and the Company estimates that there were approximately 4,348 beneficial owners of its Common Stock on such date.

The Company has never declared or paid any dividends and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in the Company's business. The payment of any future dividends on its Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.


ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data of the Company as of December 31, 1998 and 1997 and for the three years ended December 31, 1998, 1997 and 1996, and for the period from January 1, 1993 (inception) to December 31, 1998 are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of and for the six months ended December 31, 1995, and as of and for the twelve months ended June 30, 1995 are derived from audited financial statements not included herein. In 1995, the Company changed its fiscal year ending June 30 to a calendar year ending December 31. This change resulted in a shortened fiscal year of six months, July 1, 1995 to December 31, 1995. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                            FINANCIAL POSITION
----------------------------------------------------------------------------------------------------------------------------
                                    December 31,       December 31,       December 31,       December 31,          June 30,
                                        1998               1997               1996               1995                1995
                                    ------------       ------------       ------------       ------------       ------------
Cash, cash equivalents and
 available-for-sale securities      $  7,521,483       $  7,169,230       $ 16,707,906       $  8,749,237       $ 10,871,937
Working capital                        5,274,550          4,479,714         14,538,893          7,317,554         10,329,804
Total assets                           9,046,730          8,238,950         17,150,599          8,987,362         11,090,806
Deficit accumulated during
 the development stage               (34,433,640)       (26,196,538)       (14,808,669)        (7,191,485)        (4,193,335)
Total shareholders' equity             5,575,577          3,645,902         14,795,331          7,493,990         10,492,140
----------------------------------------------------------------------------------------------------------------------------

                                                             FINANCIAL RESULTS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                                                                January 1,
                          For the Year     For the Year     For the Year        For Six       For the Year         1993
                             Ended            Ended             Ended        Months Ended        Ended        (Inception) to
                          December 31,     December 31,     December 31,     December 31,       June 30,       December 31,
                              1998             1997             1996             1995            1995              1998
                          ------------     ------------     ------------     ------------     ------------     ------------
Revenues                  $  4,707,038     $    634,838     $     36,681     $         --     $         --     $  5,378,557
Operating expenses          13,122,025       12,572,063        8,512,544        3,287,761        3,546,814       41,933,537
Other income, net              177,885          549,356          858,679          289,611          245,809        2,121,340
                          ------------     ------------     ------------     ------------     ------------     ------------
Net loss                  $ (8,237,102)    $(11,387,869)    $ (7,617,184)    $ (2,998,150)    $ (3,301,005)    $(34,433,640)
Less: Preferred stock
 dividend                      249,658               --               --               --               --          249,658
                          ------------     ------------     ------------     ------------     ------------     ------------
Net loss applicable to
 common shareholders      $ (8,486,760)    $(11,387,869)    $ (7,617,184)    $ (2,998,150)    $ (3,301,005)    $(34,683,298)
                          ============     ============     ============     ============     ============     ============
Basic and diluted loss
 per common share         $      (1.36)    $      (1.87)    $      (1.43)    $       (.80)    $      (2.28)    $      (9.15)

Weighted average
 shares outstanding          6,236,897        6,074,342        5,331,356        3,739,588        1,447,452        3,792,572
----------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company is a development stage company incorporated in June 1994 to carry on the business previously conducted by the Orphan Medical Division of Chronimed. Since its inception in January 1993, the activities of the

Orphan Medical Division and the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical product development. The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through December 31, 1998 of $34,433,640. In addition, the Company expects to incur additional losses from operations in 1999. Nevertheless, the Company believes that, if necessary, it would be able to continue to meet its ongoing financial obligations and operate through December 31, 1999 solely by reducing its current expense level through reductions in personnel and by delaying Xyrem development activities. However, the Company has estimated that it would need to raise an additional $7.0 million of capital during 1999 to fully implement its current business plan, including the Xyrem development plan, and to maintain its Nasdaq National Market listing.


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998 VS. TWELVE MONTHS ENDED DECEMBER 31, 1997 Revenues increased from $634,838 for the twelve months ended December 31, 1997 to $4,707,038 for the twelve months ended December 31, 1998. Compared to 1997, revenues increased by $4,072,200 or 641%. The 1998 increase is principally attributable to Antizol, which the Company commenced shipping for the first time in December 1997. Antizol revenue growth to date reflects the initial stocking of this product by hospitals during 1998. The Company expects Antizol revenues after 1998 to decline because most hospitals that were expected to stock Antizol have done so, and future orders will most likely be based on use. In 1998, Antizol-Vet revenues declined from 1997 levels and are expected to decline in 1999. The Company expects 1999 Antizol-Vet revenues will be based on use because most distributors and wholesalers that were expected to stock Antizol-Vet have done so, and because veterinarians are reluctant to stock this product due to its relatively high price. Cystadane and Sucraid revenues increased from 1997 levels principally because of international shipments of Cystadane and the 1998 commercial introduction of Sucraid, which the Company commenced shipping in July 1998. Revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its approved products.

Cost of sales increased from $297,727 or 47% of revenues for the twelve months ended December 31, 1997 to $825,994 or 18% of revenues for the twelve months ended December 31, 1998. Compared to 1997, cost of sales increased by $528,267 or 177%. The 1998 increase is attributable to significantly higher unit sales volume of new products, Antizol and Sucraid, and provisions to write off excess Antizol and Antizol-Vet inventories. Based on the Company's expectation of lower demand for Antizol and Antizol-Vet after 1998, inventories in excess of expected 1999 demand were written off to zero, which increased cost of sales by approximately $93,000. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased from $6,482,004 for the twelve months ended December 31, 1997 to $6,611,011 for the twelve months ended December 31, 1998. Compared to 1997, research and development expense increased by $129,007 or 2%. For the twelve months ended December 31, 1997, approximately $1,706,000, including a $780,000 charge in the Company's third quarter of 1997, of research and development expense related to the nine development products the Company discontinued during 1997. Excluding the research and development expense of $1,706,000 attributable to the nine discontinued development products, research and development expense related to 1998 increased by approximately $1,835,000 over the corresponding 1997 period. This increase is largely attributable to significantly higher regulatory and clinical spending for Busulfex and Xyrem in 1998 as compared to 1997. In February 1999, the FDA approved the Company's NDA for Busulfex and, as a result, the Company expects Busulfex development spending to decrease from 1998 levels. However, the Company expects research and development expense, principally clinical and toxicology spending for Xyrem, to increase significantly over 1998 levels due to the commencement in 1999 of additional Xyrem clinical trials and management's objective to complete the Xyrem development plan as expeditiously as possible. The Company expects to meet with the FDA during the second quarter of 1999 to determine FDA requirements for a Xyrem NDA submission, which could significantly influence the timing and amount of the Company's spending plan for Xyrem in subsequent quarters. In addition, the Company's product development schedule for Xyrem will be influenced by availability of funding.

Sales and marketing expense increased from $1,158,988 for the twelve months ended December 31, 1997 to $2,739,299 for the twelve months ended December 31, 1998. Compared to 1997, sales and marketing expense increased by $1,580,311 or 136%. This increase is largely attributable to significantly higher spending related to the addition of an Antizol and Busulfex sales force, sales and marketing program costs for Antizol and Busulfex, and an incentive program for employees. The Company expects sales and marketing expenses to increase because of the commercial introduction of Busulfex in February 1999.

General and administrative expense increased from $2,461,344 for the twelve months ended December 31, 1997 to $2,945,721 for the twelve months ended December 31, 1998. Compared to 1997, general and administrative expense increased by $484,377 or 20%. This increase is principally related to a management consulting arrangement for regulatory and product development assistance necessitated by the 1997 departure of the Company's former President and Chief Operating Officer, and a charge to compensation expense related to stock options. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Contract termination fee of $2,172,000 for the twelve months ended December 31, 1997 was a one-time expense related to the June 1997 termination of an agreement under which Chronimed had exclusive rights to distribute certain Orphan Medical products, including Antizol and Busulfex. The amount expensed at the time of the contract termination in the Company's second quarter of 1997 was $2,172,000, which represented the present value of future payments that aggregated $2,500,000, discounted at 12%. Interest expense attributable to the contract termination fee obligation is included in other income. As of December 31, 1998, the Company had fully satisfied its obligation to Chronimed with respect to the contract termination fee and no additional expense is expected in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $549,346 for the twelve months ended December 31, 1997 to $177,885 for the twelve months ended December 31, 1998. This decrease is due to less interest income resulting from lower levels of invested funds during the year, and to approximately $192,000 of interest expense attributable to the Company's obligation to Chronimed resulting from the 1997 contract termination fee. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and has a dividend rate of 7.5%. Preferred stock dividends accumulated were $249,658 for the twelve months ended December 31, 1998. Preferred stock dividends are payable in arrears on August 1 and February 1 of each year, commencing on February 1, 1999. The Company satisfied its February 1, 1999 dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. The Company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000, which will cause preferred stock dividends to increase in subsequent quarters.

Net loss applicable to common shareholders of $(8,486,760) for the twelve months ended December 31, 1998 compares with a net loss of $(11,387,869) for the twelve months ended December 31, 1997. Basic and diluted loss per common share for these respective periods were $(1.36) and $(1.87), based on weighted average number of common shares outstanding of 6,236,897 and 6,074,342, respectively.


TWELVE MONTHS ENDED DECEMBER 31, 1997 VS. TWELVE MONTHS ENDED DECEMBER 31, 1996 The Company had approximately twelve months of sales from three products in 1997, whereas it had approximately one month of sales from two products in 1996. In addition, the Company commenced shipping Antizol for the first time in December 1997. Revenues increased from $36,681 for the twelve months ended December 31, 1996 to $634,838 for the twelve months ended December 31, 1997.

Cost of sales increased from $10,446 for the twelve months ended December 31, 1996 to $297,727 for the twelve months ended December 31, 1997. Based on the Company's expectation of lower demand for Antizol-Vet after 1997, inventories in excess of expected 1998 demand were written off to zero, which resulted in a provision to increase cost of sales by approximately $104,000.

Research and development expenses increased from $6,248,381 (74% of the total loss from operations) for the twelve months ended December 31, 1996 to $6,482,004 (54% of the total loss from operations) for the twelve months ended December 31, 1997. The $233,623 increase, net of grant proceeds, is largely attributable to significantly higher clinical trial program spending for Busulfex and Xyrem, which was offset in part by reduced development spending on the nine products the Company determined to discontinue. The Company recorded a charge of $780,000 to earnings during its third quarter of 1997 relating to discontinued development activities on these nine products. The Company filed one NDA during 1997 for Sucraid compared to one NDA during 1996 for Antizol. As of December 31, 1997, the Company had three products under development, whereas thirteen products were under development as of December 31, 1996.

Sales and marketing expenses increased from $399,444 (5% of the total loss from operations) for the twelve months ended December 31, 1996 to $1,158,988 (10% of the total loss from operations) for the twelve months ended December 31, 1997. The $759,544 increase is principally due to costs related to initiating the new distribution agreement with Cardinal Health and marketing costs for the Company's four FDA approved products.

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

Contract termination fee increased from zero for the twelve months ended December 31, 1996 to $2,172,000 for the twelve months ended December 31, 1997. The contract termination fee is a one time expense related to the June 1997 termination of an agreement under which Chronimed had exclusive rights to distribute certain Orphan Medical products, including Antizol and Busulfex. The amount expensed at the time of the contract termination in the Company's second quarter of 1997 was $2,172,000, which represented the present value of future payments that aggregated $2,500,000, discounted at 12%. Interest expense attributable to the contract termination fee obligation is included in other income.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $858,679 for the twelve months ended December 31, 1996 to $549,356 for the twelve months ended December 31, 1997. This decrease is due to less interest income resulting from lower levels of invested funds during the year, and to approximately $136,000 of interest expense attributable to the Company's obligation to Chronimed resulting from the 1997 contract termination fee.

Net loss for the twelve months ended December 31, 1997 and for the twelve months ended December 31, 1996 was $(11,387,869) and $(7,617,184), respectively. Basic and diluted loss per common share for these respective periods were $(1.87) and $(1.43), based on weighted average number of common shares outstanding of 6,074,342 and 5,331,356, respectively.


LIQUIDITY AND CAPITAL RESOURCES
From inception through December 31, 1998, the Company has used $29,468,797 to fund operating activities. Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, net proceeds from public offerings in 1995 and 1996, net proceeds from a 1998 private placement of convertible preferred stock, interest income and product sales. The 1995 and 1996 public offerings, and the 1998 private placement resulted in aggregate net proceeds, after commissions and expenses, of $30,703,053.

Net working capital (current assets less current liabilities) increased from $4,479,714 at December 31, 1997 to $5,274,550 at December 31, 1998. Cash, cash equivalents, and available-for-sale securities increased from $7,169,230 at December 31, 1997 to $7,521,483 at December 31, 1998. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company has a commercial revolving line of credit with a bank, which expires on May 15, 1999. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations based on the Company's trade accounts receivable. To date, the Company has not borrowed under this arrangement. The Company expects that the bank will offer to extend this arrangement for another twelve months, but there can be no assurance that the bank will do so, or that it would do so on terms acceptable to the Company.

The Company's commitments for outside development spending increased from $2,700,000 at December 31, 1997 to $3,350,000 at December 31, 1998. The $650,000
increase is principally attributable to Xyrem development activities. The Company expects future commitments for Xyrem to increase significantly over current levels.

The Company expects spending during 1999 for research and development, and sales and marketing to increase significantly over 1998 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations through December 31, 1999. However, included in the Company's estimate of 1999 anticipated cash flows from product sales are significant revenues from the sale of a new product, Busulfex. Any material reduction in projected Busulfex revenues, or other developments that negatively affects the Company's cash position, would require the Company to seek additional equity or debt financing or substantially reduce spending. There can be no assurance that equity or debt financing will be available or, if available, on acceptable terms. The Company believes that, if necessary, it would be able to continue to meet its ongoing financial obligations and operate through December 31, 1999 solely by reducing its current expense level through reductions in personnel and by delaying Xyrem development activities.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the Nasdaq National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. The Company's net tangible assets at December 31, 1998 equaled approximately $5,575,000. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company must continue to either satisfy the $4.0 million net tangible asset requirement or maintain a market capitalization of at least $50.0 million. If the Company fails to satisfy at least one of these requirements, the Company's Common Stock would no longer qualify for listing on the Nasdaq National Market, but would qualify for quotation on the Nasdaq Small Cap Market as long as its net tangible assets exceed $2.0 million. Without additional equity financing, the Company estimates that its net tangible assets will fall below $4.0 million during the first half of 1999 and below $2.0 million as early as June 30, 1999. The Company estimates that it would need to raise an additional $7.0 million of capital during 1999 to fully implement its current business plan, including the Xyrem development plan, and to maintain its Nasdaq National Market listing. The Company has no assurance that such capital will be available or, if available, on acceptable terms.

In connection with the 1998 private placement of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. The most important of these restrictions are: (1) the Company cannot incur additional indebtedness, except for indebtedness secured solely by the Company's trade receivables, until it has profitable operations, subject to certain limitations and (2) the Company cannot, without the approval of a majority of the preferred stockholders, issue additional equity securities unless the selling price per share exceeds the then conversion price, presently $8.50 per share, of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

On March 25, 1999, UBS Capital LLC ("UBS") informed the Company it would invest, on terms to be mutually agreed, up to the amount obtained by subtracting the amount of revenues booked, according to GAAP, for sales of

Busulfex through the filing of the Company's Annual report on Form 10-K, from $2.0 million. This commitment would expire on December 31, 1999. However, the Company and UBS have not agreed to terms for such an additional investment.


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

The Company's information technology ("IT") systems consist of computer hardware systems and software applications supplied by third parties. The Company's strategy has been to replace its IT systems with current technology, which is both year 2000 compliant and more efficient. The Company has also purchased and implemented financial and operational software upgrades that are year 2000 compliant. For the twelve months ended December 31, 1998, the Company's IT system purchases have not been material. The Company's IT systems are year 2000 compliant.

The Company's assessment of internal systems includes a review of non-information technology ("non IT") systems. This assessment includes a review of the Company's internal equipment and facilities. Based upon this review, the Company believes that its processes and equipment are year 2000 compliant.

The Company has identified third parties with which it has material relationships, including suppliers, distributors and other key vendors of materials and services. The Company has confirmed with these parties or organizations that they have implemented Year 2000 Readiness Programs. The Company has not developed a contingency plan to provide for continuity of business operations in the event material third parties experience a disruption of service due to the Year 2000 Readiness Issue, which could include, but not be limited to, loss of electricity, loss of communications (data and voice), and loss of transportation services. However, even if all material third parties confirm that they are or expect to be year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be compliant. If third party systems on which the Company relies should fail, there could be a significant disruption of the Company's ability to transact business with its customers and suppliers. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's investments consist of debt securities with contractual maturities of less than one year. Therefore, the Company does not believe its operations are exposed to significant market risk relating to interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The financial statements of the Company as of and for the year ended December 31, 1998 begin on page F-1 of this Annual Report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) DIRECTORS OF THE REGISTRANT.
The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on May 26, 1999 (the "Proxy Statement").

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

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1).  FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                                      IN THIS
                          DESCRIPTION                              ANNUAL REPORT
-----------------------------------------------------------------  -------------
Audited Financial Statements:
  Report of Independent Auditors                                        F-1
  Balance Sheets                                                        F-2
  Statements of Operations                                              F-3
  Statements of Cash Flows                                              F-4
  Statement of Changes in Shareholders' Equity                          F-5
  Notes to Financial Statements                                     F-6 to F-13

(a)(2). The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 14 (a)(1) above. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the Audited Financial Statement or Notes thereto.

                                                                    PAGE NUMBER
                                                                      IN THIS
                          DESCRIPTION                              ANNUAL REPORT
-----------------------------------------------------------------  -------------
Schedule II - Valuation and Qualifying Accounts: Years Ended            F-14
December 31, 1998, 1997 and 1996


(a)(3).  LISTING OF EXHIBITS
Exhibit                                                                Method of
Number                             Description                          Filing
-------     ---------------------------------------------------------  --------
3.1         Articles of Incorporation of Orphan Medical, Inc. ("OMI")     (1)
3.1.1       Certificate of Designation for Senior Convertible
            Preferred Stock                                               (11)
3.2         Bylaws of OMI, as amended                                     (1)
4.1         OMI 1994 Stock Option Plan                                    (1)
4.2         OMI Employee Incentive Stock Option Agreement                 (1)
4.3         OMI Non-Incentive Stock Option Agreement                      (1)
4.4         OMI Non-Incentive Stock Option Agreement for Non-Employee
            Directors                                                     (1)
10.1        Marketing and Distribution Agreement between OMI and
            Chronimed effective July 2, 1994                              (1)
10.2        Transfer Agreement between OMI and Chronimed effective
            July 1, 1994                                                  (1)
10.3        Distribution and Spin-off Agreement between OMI and
            Chronimed effective July 2, 1994                              (1)
10.4        Administrative Services Agreement between OMI and
            Chronimed effective July 2, 1994                              (1)
10.5        Security Agreement between OMI and Chronimed effective
            July 2, 1994                                                  (1)
10.6        Aminocaproic Acid License Agreement between Chronimed and
            Virginia's Center for Innovative Technology dated
            September 17, 1993                                            (1)
10.7        Patent and Technology License Agreement for Busulfan
            between Chronimed and The University of Texas M.D.,
            Anderson Cancer Center, the Board of Regents of the
            University of Texas System and the University of Houston
            effective February 14, 1994                                   (1)
10.8        Letter Agreement regarding L-Cycloserine between Chronimed
            and Dr. Meier Lev dated December 29, 1993                     (1)
10.9        Sublicense Agreement regarding 4-Methylpyrazole between
            Chronimed and Mericon Investment Group, Inc. dated
            December 17, 1993                                             (1)
10.10       License Agreement regarding Short Chain Fatty Acids
            between Chronimed and Richard Breuer dated March 2, 1994      (1)
10.11       Employment Agreement between OMI and John Howell Bullion
            dated August 31, 1994                                         (1)

Exhibit                                                                Method of
Number                             Description                          Filing
-------     ---------------------------------------------------------  --------
10.12       Employment Agreement between OMI and Bertram A. Spilker,
            Ph.D., M.D. dated August 31, 1994                             (1)
10.13       Assumption Agreement and Consent to Assignments regarding
            Short Chain Fatty Acids between OMI and Richard Breuer
            dated September 30, 1994                                      (2)
10.14       Assumption Agreement and Consent to Assignment regarding
            Aminocaproic Acid between OMI and Virginia's Center for
            Innovative Technology dated September 30, 1994                (2)
10.15       Assumption Agreement and Consent to Assignment regarding
            4-Methylpyrazole between OMI and Mericon Investment Group,
            Inc. dated October 5, 1994                                    (2)
10.16       License Agreement regarding 4-Methylpyrazole between
            Kenneth McMartin and Mericon Investment Group, Inc. dated
            July 6, 1993                                                  (2)
10.17       License Agreement regarding Glucaric Acid between OMI and
            Ohio State University Research Foundation dated December
            28, 1994                                                      (2)
10.18       Manufacturing Development and Supply Agreement regarding
            Aminocaproic Acid between OMI and Lifecore Biomedical,
            Inc. dated December 21, 1994                                  (2)
10.19       Marketing Agreement regarding Cystagon between OMI and
            Chronimed dated October 19, 1994                              (2)
10.20       Assumption Agreement and Consent to Assignment regarding
            Busulfan between OMI and the University of Texas, M.D.,
            Anderson Cancer Center, the Board of Regents of the
            University of Texas System and the University of Houston
            dated October 18, 1994                                        (2)
10.21       License Agreement regarding Catrix between OMI and
            Lescarden, Inc. dated October 28, 1994                        (2)
10.22       License Agreement regarding Sucrase between OMI and
            Hartford Hospital dated December 30, 1994                     (2)
10.23       Option to Acquire License regarding Tretinoin between OMI
            and James Hannan dated February 6, 1995                       (2)
10.24       Consulting Agreement between OMI and William B. Adams
            dated November 15, 1994                                       (3)
10.25       Lease Agreement between OMI and Wahldick Rice Property
            Management, Inc. ("Wahldick") dated January 5, 1995           (2)
10.26       Lease Agreement between OMI and Wahldick dated October 3,
            1994                                                          (2)
10.27       Agreement regarding Cystagon between Chronimed and Mylan
            Pharmaceutical dated October 17, 1994                         (2)
10.28       Lease Agreement between OMI and Wahldick dated May 26,
            1995                                                          (4)
10.29       Agreement between OMI and David A. Feste effective July 1,
            1995                                                          (4)
10.30       Development and License Agreement regarding Choline
            Chloride between OMI and Alan Buchman, Donald J. Jenden,
            Marvin E. Ament and Mark D. Dubin dated May 11, 1995          (4)
10.31       Addendum to License Agreement regarding Short Chain Fatty
            Acids between OMI and Richard Breuer dated May 12, 1995       (4)
10.32       Addendum to Administrative Services Agreement between OMI
            and Chronimed dated August 2, 1995                            (4)
10.33       Amendment to Aminocaproic Acid License Agreement between
            OMI and Virginia's Center for Innovative Technology dated
            September 17, 1993                                            (5)
10.34       Amendment No. 1 to Marketing and Distribution Agreement
            between OMI and Chronimed dated July 2, 1994                  (5)
10.35       Amendment to Marketing Agreement regarding Cystagon
            between OMI and Chronimed dated October 19, 1994              (5)
10.36       IRS tax qualification letter dated January 10, 1996
            regarding the favorable determination of the tax status of
            the OMI 401(k) Savings Plan                                   (5)
10.37       Lease Agreement between OMI and Wahldick Rice Property
            Management, Inc. dated February 5, 1996                       (5)

Exhibit                                                                Method of
Number                             Description                          Filing
-------     ---------------------------------------------------------  --------
10.38       Form of License Agreement regarding Colloidal Bismuth
            Subcitrate between OMI and Josman Laboratories, Inc. dated
            March 4, 1996                                                 (5)
10.39       Agreement between OMI and Chronimed dated June 3, 1996 to
            amend Marketing and Distribution Agreement dated July 2,
            1996                                                          (6)
10.40       Cystadane Agreement between the OMI and Chronimed dated
            October 11, 1996                                              (7)
10.41       License Agreement regarding alpha galactosidase A between
            OMI and Research Corporation Technologies, Inc. Dated
            March 15, 1996                                                (8)
10.42       License Agreement regarding 5-fluorouracil between OMI and the University of Miami and its Department of Opthalmology
            dated December 6, 1996                                        (8)
10.43       Collaborative Development Agreement regarding Clonidine
            between OMI and Medtronic, Inc. dated November 27, 1996       (8)
10.44       Distribution Agreement between OMI and W. A. Butler
            Company dated November 26, 1996                               (8)
10.45       Distribution Services Agreement between OMI and Cardinal
            Health dated June 1, 1997                                     (9)
10.46       Termination Agreement between OMI and Chronimed dated as
            of June 27, 1997.                                             (10)
10.47       Loan Agreement and Security Agreement between OMI and
            Riverside Bank dated May 15, 1998.                            (11)
10.48       Stock Purchase Agreement between OMI and UBS Capital II
            LLC dated July 23, 1998.                                      (11)
10.49       Supplement to Termination Agreement between OMI and
            Chronimed dated December 7, 1998.                             (12)
10.50       Supplement II to Termination Agreement between OMI and
            Chronimed dated February 9, 1999.                             (13)
10.51       Purchase Agreement between OMI and UTECH, LLC dated          Filed
            December 30, 1998 regarding the sale and assignment to      herewith
            UTECH LLC of license rights to Colloidal Bismuth
            Subcitrate.
10.52       Common Stock Purchase Warrant between OMI and R.J.           Filed
            Steichen dated January 1, 1999.                             herewith
23.1        Consent of Ernst & Young LLP                                 Filed
                                                                        herewith
24          Power of Attorney                                            Filed
                                                                        herewith
99          Cautionary Statements                                        Filed
                                                                        herewith
27          Financial Data Schedule - EDGAR SCHEDULE                     Filed
                                                                        herewith

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

            (8) Incorporated by reference to the corresponding exhibit numbers in OMI's Annual Report on Form 10-K filed for the year ended December 31, 1996, Commission File No. 0-24760.
            (9) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-24760.
            (10) Incorporated by reference to the corresponding exhibit numbers in OMI's Annual Report on Form 10-K filed for the year ended December 31, 1997, Commission File No. 0-24760.
            (11) Incorporated by reference to the corresponding exhibit numbers in OMI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
            (12) Incorporated by reference to the similarly described exhibit included with OMI's Current Report on Form 8-K dated December 7, 1998, Commission File No. 0-24760.
            (13) Incorporated by reference to the similarly described exhibit included with OMI's Current Report on Form 8-K dated February 9, 1999, Commission File No. 0-24760.


(b).  REPORTS ON FORM 8-K
The Company filed a Current Report dated December 7, 1998 on Form 8-K to report under Item 5 the Company and Chronimed agreed to amend the Termination Agreement dated June 27, 1997 between the Company and Chronimed. The Termination Agreement provided for the termination of certain agreements that had been in existence between the Company and Chronimed since July 1994. The December 7, 1998 amendment to the Termination Agreement required the Company to issue and deliver to Chronimed 127,723 shares, subject to adjustment in subsequent quarters, of Common Stock on or before December 31, 1998.

(c).  EXHIBITS
See Item 14(a)(3) above.

(d).  FINANCIAL STATEMENT SCHEDULES
See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 26th day of March, 1999.

                                        ORPHAN MEDICAL, INC.
                                        By:
                                             /s/ John Howell Bullion
                                             -----------------------
                                             John Howell Bullion
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 1999.


                 SIGNATURE                                    TITLE
-------------------------------------------   ----------------------------------

          /s/ John Howell Bullion             Chief Executive Officer (Principal
-------------------------------------------   Executive Officer) and a Director
            John Howell Bullion


                     *                        Director
-------------------------------------------
              Michael Greene


                     *                        Director
-------------------------------------------
              Julius A. Vida


                     *                        Director
-------------------------------------------
      W. Leigh Thompson, Ph.D., M.D.


                     *                        Director
-------------------------------------------
      William M. Wardell, Ph.D., M.D.


                     *                        Director
-------------------------------------------
  Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)


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

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
Orphan Medical, Inc.


We have audited the accompanying balance sheets of Orphan Medical, Inc. (a development stage company) as of December 31, 1998 and 1997, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and the period from January 1, 1993 (inception) to December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and the period from January 1, 1993 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.



                                          /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 5, 1999

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998             1997
                                                              ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                  $  2,980,342     $  2,150,877
   Available-for-sale securities                                 4,541,141        5,018,353
   Accounts receivable, less allowance for doubtful
      accounts of $48,620 and $22,617 for 1998 and 1997,
      respectively                                                 989,339          238,356
   Other receivables                                                 6,925          143,581
   Inventories                                                     112,725          308,548
   Prepaid expenses                                                115,231           41,599
                                                              ------------     ------------
Total current assets                                             8,745,703        7,901,314

Property and equipment:
   Property and equipment                                          556,358          494,680
   Accumulated depreciation                                       (255,331)        (157,044)
                                                              ------------     ------------
                                                                   301,027          337,636

                                                              ------------     ------------
Total assets                                                  $  9,046,730     $  8,238,950
                                                              ============     ============

Liabilities and shareholders' equity
Current liabilities:
   Chronimed, Inc. obligation - current portion               $         --     $    876,655
   Accounts payable                                                586,816          358,845
   Accrued outdated product return allowance                       304,582               --
   Accrued expenses                                              2,579,755        2,186,100
                                                              ------------     ------------
Total current liabilities                                        3,471,153        3,421,600

Non-current liabilities
   Chronimed, Inc. obligation                                           --        1,171,448

Commitments

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value;
      14,400 shares authorized; 7,500 shares issued and
      outstanding                                                       75               --
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 6,560,096 and 6,099,562 issued and
      outstanding                                                   65,601           60,996
   Additional paid-in capital                                   39,946,113       29,783,404
   Deficit accumulated during the development stage            (34,433,640)     (26,196,538)
                                                              ------------     ------------
                                                                 5,578,149        3,647,862
   Unrealized gain (loss) on available-for-sale securities          (2,572)          (1,960)
                                                              ------------     ------------
Total shareholders' equity                                       5,575,577        3,645,902
                                                              ------------     ------------
Total liabilities and shareholders' equity                    $  9,046,730     $  8,238,950
                                                              ============     ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                               PERIOD FROM
                                                  FOR THE YEAR        FOR THE YEAR       FOR THE YEAR        JANUARY 1, 1993
                                                     ENDED               ENDED               ENDED           (INCEPTION) TO
                                                  DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                      1998                1997                1996                1998
                                                 -------------       -------------       -------------       -------------
Revenues                                         $   4,707,038       $     634,838       $      36,681       $   5,378,557

Operating expenses:
   Cost of sales                                       825,994             297,727              10,446           1,134,167
   Research and development                          6,611,011           6,482,004           6,248,381          24,816,427
   Sales and marketing                               2,739,299           1,158,988             399,444           4,297,731
   General and administrative                        2,945,721           2,461,344           1,854,273           9,513,212
   Contract termination fee (Note 12)                       --           2,172,000                  --           2,172,000
                                                 -------------       -------------       -------------       -------------
Loss from operations                                (8,414,987)        (11,937,225)         (8,475,863)        (36,554,980)

Other income:
   Interest, net                                       177,885             549,356             858,679           2,121,340
                                                 -------------       -------------       -------------       -------------

Net loss and deficit accumulated during the
   development stage                                (8,237,102)        (11,387,869)         (7,617,184)        (34,433,640)

Less: Preferred stock dividends                        249,658                  --                  --             249,658
                                                 -------------       -------------       -------------       -------------

Net loss and deficit accumulated during the
   development stage applicable to common
   shareholders                                  $  (8,486,760)      $ (11,387,869)      $  (7,617,184)      $ (34,683,298)
                                                 =============       =============       =============       =============

Basic and diluted loss per common share
   applicable to common shareholders             $       (1.36)      $       (1.87)      $       (1.43)      $       (9.15)
                                                 =============       =============       =============       =============

Weighted average number of
    Shares outstanding                               6,236,897           6,074,342           5,331,356           3,792,572
                                                 =============       =============       =============       =============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      PERIOD FROM
                                                         FOR THE YEAR        FOR THE YEAR       FOR THE YEAR        JANUARY 1, 1993
                                                            ENDED               ENDED               ENDED           (INCEPTION) TO
                                                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                             1998                1997                1996                1998
                                                        -------------       -------------       -------------       -------------
OPERATING ACTIVITIES
Net loss                                                $  (8,237,102)      $ (11,387,869)      $  (7,617,184)      $ (34,433,640)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                            98,287              76,491              48,898             255,331
      Compensatory options                                    323,608              26,703                  --             350,311
      Loss on disposition of fixed assets                          --                  --               4,091               4,091
      Contract termination fee                                     --           2,048,103                  --           2,048,103
      Changes in operating assets and liabilities:
            Accounts payable                                  227,971             110,989             105,992             586,816
            Accrued expenses                                  758,312              78,688             755,904           2,944,412
            Inventories                                       195,823            (308,548)                 --            (112,725)
            Accounts receivable and other                    (687,959)           (237,281)           (124,566)         (1,111,496)
                                                        -------------       -------------       -------------       -------------
Net cash used in operating activities                      (7,321,060)         (9,592,724)         (6,826,865)        (29,468,797)

INVESTING ACTIVITIES
Purchase of property and  equipment                           (61,678)           (157,689)           (132,991)           (598,641)
Proceeds from fixed asset sales                                    --                  --                  --              38,192
Purchase of short-term investments                        (12,749,402)        (12,253,885)        (19,523,044)        (49,922,034)
Maturities of short term investments                       13,226,002          20,013,533          10,462,638          45,378,322
                                                        -------------       -------------       -------------       -------------
Net cash provided by (used in) investing
  activities                                                  414,922           7,601,959          (9,193,397)         (5,104,161)

FINANCING ACTIVITIES
Capital contribution                                               --                  --                  --           5,000,000
Stock option exercise proceeds                                660,595             213,697              83,625             957,917
Net proceeds from Common and Preferred
  Stock offerings                                           7,075,008                  --          14,834,900          30,703,053
Expenses paid by Chronimed                                         --                  --                  --             892,330
                                                        -------------       -------------       -------------       -------------
Net cash provided by financing activities                   7,735,603             213,697          14,918,525          37,553,300
                                                        -------------       -------------       -------------       -------------

Increase (decrease) in cash and cash
  equivalents                                                 829,465          (1,777,068)         (1,101,737)          2,980,342
Cash and cash equivalents at the beginning
  of period                                                 2,150,877           3,927,945           5,029,682                  --
                                                        -------------       -------------       -------------       -------------
Cash and cash equivalents at the
    end of period                                       $   2,980,342       $   2,150,877       $   3,927,945       $   2,980,342
                                                        =============       =============       =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash interest received                                  $     438,923       $     730,618       $     719,542       $   2,387,580
                                                        =============       =============       =============       =============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                COMMON STOCK          PREFERRED STOCK      ADDITIONAL     DURING
                                           ----------------------  ---------------------    PAID-IN     DEVELOPMENT
                                             SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL        STAGE           TOTAL
                                           ----------------------  ---------------------  ------------  ------------   ------------
Net loss for the period of January 1,
  1993 (inception) to July 2, 1993                --   $       --         --  $       --  $         --  $    (43,668)  $    (43,668)
Contribution by Chronimed                         --           --         --          --        43,668            --         43,668
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at July 2, 1993                           --           --         --          --        43,668       (43,668)            --
   Net loss                                       --           --         --          --            --      (848,662)      (848,662)
   Issuance of Common Stock in
     connection with spin-off              1,187,750       11,878         --          --     5,828,163            --      5,840,041
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at July 1, 1994                    1,187,750       11,878         --          --     5,871,831      (892,330)     4,991,379
   Net loss                                       --           --         --          --            --    (3,301,005)    (3,301,005)
   Adjustment to number of shares
     issued in connection with spin-off       (6,912)         (70)        --          --            70            --             --
   Net proceeds from public offering in
     May and June of 2,558,750 shares      2,558,750       25,588         --          --     8,776,128            --      8,801,716
   Proceeds from issuance of warrant              --           --         --          --            50            --             50
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at June 30, 1995                   3,739,588       37,396         --          --    14,648,079    (4,193,335)    10,492,140
   Net loss                                       --           --         --          --            --    (2,998,150)    (2,998,150)
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at December 31, 1995               3,739,588       37,396         --          --    14,648,079    (7,191,485)     7,493,990
   Net loss                                       --           --         --          --            --    (7,617,184)    (7,617,184)
   Net proceeds from public offering in
      April of 2,300,000 shares            2,300,000       23,000         --          --    14,811,900            --     14,834,900
   Options exercised                          16,500          165         --          --        83,460            --         83,625
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at December 31, 1996               6,056,088       60,561         --          --    29,543,439   (14,808,669)    14,795,331
   Net loss                                       --           --         --          --            --   (11,387,869)   (11,387,869)
   Options exercised                          41,287          413         --          --       213,284            --        213,697
   Compensatory options                           --           --         --          --        26,703            --         26,703
   Warrants exercised                          2,187           22         --          --           (22)           --             --
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at December 31, 1997               6,099,562       60,996         --          --    29,783,404   (26,196,538)     3,647,862
   Net loss                                       --           --         --          --            --    (8,237,102)    (8,237,102)
   Net proceeds from private offering in
     July of 7,500 of Senior Convertible
     Preferred Stock                              --           --      7,500          75     7,074,933            --      7,075,008
   Stock issued to Chronimed for
     contract termination fee                313,694        3,137         --          --     2,105,041            --      2,108,178
   Options exercised                         160,100        1,601         --          --       808,994            --        810,595
   Shares tendered in connection with
     stock option exercises                  (16,551)        (166)        --          --      (149,834)           --       (150,000)
   Compensatory options                           --           --         --          --       323,608            --        323,608
   Warrants exercised                          3,291           33         --          --           (33)           --             --
                                           ----------------------  ---------------------  ------------  ------------   ------------
Balance at December 31, 1998               6,560,096   $   65,601      7,500  $       75  $ 39,946,113  $(34,433,640)  $  5,578,149
                                           ======================  =====================  ============  ============   ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1. BUSINESS ACTIVITY
Orphan Medical, Inc. (the "Company"), is a development stage company that acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company is the successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. ("Chronimed") from January 1, 1993 (inception) to July 1, 1994. Since inception and through December 31, 1998, the Company operated within a single segment, pharmaceutical product development, and had five approved products commercially available in the United States and several foreign countries. These five approved products accounted for $4,707,038 in revenue for the year ended December 31, 1998, with less than 10% of total revenues from customers outside the United States.

As of December 31, 1998, the Company had not completed product development, obtained required regulatory approvals or verified the market acceptance and demand for Busulfex and Xyrem, two of its three principal products. Antizol, Busulfex and Xyrem are the Company's principal products. The Company estimates that the future revenues from Antizol, which has been commercially available since December 1997, and Busulfex will be required to fund its operations in subsequent periods, but additional financing may be required to fund an accelerated development plan for Xyrem. In February 1999, the U.S. Food and Drug Administration (the "FDA") approved the Company's New Drug Application ("NDA") for Busulfex and the Company began commercial shipments of Busulfex to distributors and wholesalers during the same month. In addition, a Treatment Investigational New Drug ("IND") application for Xyrem was approved by the FDA in December 1998 and the Company began shipping Xyrem in February 1999, for use in its Treatment IND clinical trials. The Treatment IND allows the Company to seek payments for Xyrem used by patients enrolled in the Treatment IND clinical trials, as well as gain additional clinical safety data that are expected to support the Company's planned NDA filing for Xyrem after 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF ACCOUNTING
The Company's activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards ("SFAS") No. 7. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage enterprise and that the statements of operations, shareholders' equity (deficit) and cash flows disclose activities since the date of the Company's inception. However, in the first quarter of 1999, the Company expects to discontinue reporting as a development stage enterprise upon commencing commercial sales of Busulfex.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
Sales are recognized at the time a product is shipped to the Company's customers. Provisions are established for estimated returns of outdated product and for discounts for prompt payment.

CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES
The Company considers all highly liquid investments with remaining maturities of 90 days or less when purchased to be cash equivalents. The Company considers all highly liquid investments with remaining maturities of more than 90 days when purchased to be available-for-sale securities. Cash equivalents are carried at cost plus accrued interest, which approximates market value. The Company records unrealized gain or loss, if any, on available-for-sale securities to a separate component of shareholders' equity.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONCENTRATION OF CREDIT RISK
The Company invests its excess cash in U.S. government agency securities, investment grade commercial paper, and other money market instruments and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or available-for-sale securities.

ACCOUNTS RECEIVABLE ALLOWANCE
The Company determines an allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable. There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers' financial condition. Receivables are generally due within 30 days of the invoice date. Credit losses relating to customers have not been material since the Company's inception.

INVENTORIES
Inventories consist principally of raw materials, packaging and finished goods for products that have been approved by the FDA for commercial sale and are valued at the lower of cost or market determined under the standard cost method, which approximates the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products during the twelve months following the balance sheet date.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives of five to seven years.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to operations as incurred. Research and development costs consist principally of preclinical and clinical testing costs, certain salary and related expenses, bulk drug and drug product costs incurred in support of clinical testing and for validation lots required by the FDA, toxicology studies and various technical consulting costs.

GRANT AWARDS
The FDA Office of Orphan Drug Products and the Small Business Administration provide, upon application and approval, non-refundable grant awards in support of certain research and development activities. Cash proceeds collected pursuant to the terms of such grant awards are accounted for on a reimbursement basis.

INCOME TAXES
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

STOCK BASED COMPENSATION
The Company accounts for its stock option plans under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

LOSS PER SHARE
Basic and diluted loss per common share applicable to common shareholders are based upon the weighted average number of Common Stock shares outstanding during the respective period. Basic loss per share excludes any dilutive effects of options, convertible senior preferred stock and warrants. Basic and diluted loss per share are the

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
LOSS PER SHARE (CONTINUED)
same for the reported periods because the effect of stock options, warrants, and convertible securities is anti-dilutive.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in 1997 and is effective for the Company's year ended December 31, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. In the Company's case, SFAS 130 would apply solely to its unrealized holding losses on available-for-sale securities for the years ended December 31, 1998 and 1997, which were $2,572 and $1,960, respectively. Comprehensive loss for 1998, 1997, and 1996 was $8,237,714, $11,389,829, and $7,617,184, respectively, including comprehensive losses of $(612), $(1,960), and $0, respectively.

RECLASSIFICATIONS
Certain prior year balances have been reclassified in order to conform with the current year presentation. These reclassifications have no impact on net loss or shareholders' equity as previously reported.

3. AVAILABLE-FOR-SALE SECURITIES
The amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of one year or less, are as follows:

                                                        Gross           Gross         Estimated
                                      Amortized      Unrealized      Unrealized        Market
                                        Cost            Gains          Losses          Value
                                     ----------------------------------------------------------
As of December 31, 1998
     Commercial paper                $  500,289      $       --      $    2,161      $  498,128
     U.S. Government securities       4,043,424              --             411       4,043,013
                                     ----------------------------------------------------------
                                     $4,543,713      $       --      $    2,572      $4,541,141
                                     ==========================================================

As of December 31, 1997:
     Commercial paper                $  998,931      $       --      $      858      $  998,073
     U.S. Government securities       4,021,382              --           1,102       4,020,280
                                     ----------------------------------------------------------
                                     $5,020,313      $       --      $    1,960      $5,018,353
                                     ==========================================================

4. OPERATING LEASES
The Company has a non-cancelable operating lease for office space that expires on June 30, 1999. Future minimum lease payments, including current real estate taxes and operating expenses under this operating lease are $72,420. Total rent expense was approximately $125,000, $107,000, and $66,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 1999. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through December 31, 1998, the Company has not borrowed under this arrangement.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES
The Company has incurred net operating losses applicable to common shareholders since inception. Net losses through July 1, 1994, were utilized by Chronimed in its consolidated income tax return. As of December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $27,590,000, credit for increasing research activities (the "R&D credit") carryforwards of approximately $359,000 and orphan drug credit carryforwards of approximately $4,266,000, available to reduce its future tax liabilities. These carryforwards will begin expiring after 2009. For the years ended December 31, 1998 and 1997, a valuation allowance of $14,658,000 and $10,323,000, respectively, has been recognized to offset the deferred tax assets related to these carryforwards.

No current income taxes have been provided for the years ended December 31, 1998, 1997 and 1996 as the Company had a loss for both financial reporting and tax purposes.

Significant components of the Company's net deferred tax assets are as follows:

                                                DECEMBER 31,     DECEMBER 31,
                                                    1998             1997
                                                ------------     ------------
Deferred tax assets:
   Net operating loss carryforwards             $  9,381,000     $  7,661,000
   R&D and orphan drug credit carryforwards        4,625,000        1,834,000
   Contract termination fee                          230,000          696,000
   Inventory reserves                                169,000           65,000
   All other reserves                                284,000          112,000
Deferred tax liabilities:
   Depreciation                                      (31,000)         (45,000)
Valuation allowance for deferred tax assets      (14,658,000)     (10,323,000)
                                                ------------     ------------
Net deferred tax assets                         $         --     $         --
                                                ============     ============

As a result of the 1995 public stock offering, the Company exceeded the limits allowable under Section 382 of the Internal Revenue Code related to changes in ownership percentage which governs future utilization of NOL, R&D credit, and orphan drug credit carryforwards (collectively, "tax benefit carryforwards"). The effect of this occurrence is to limit the annual utilization of a portion of the Company's tax benefit carryforwards attributable to the period prior to the change in ownership. Should another change in ownership occur, future utilization of the Company's tax benefit carryforwards may be subject to additional limitations under Section 382.

7. EMPLOYEE BENEFIT PLAN
The Company maintains a 401(k) Savings Plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan does not require mandatory contributions by the Company, but discretionary contributions may be made at the election of the Company. The Company has not made any provision for discretionary contributions to the Plan.

8. STOCK OPTIONS
The Company has one stock option plan for employees and non-employees, the 1994 Stock Option Plan (the "Plan"). The Plan provides the Company may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Options are exercisable as prescribed by the Plan and expire up to fifteen years from the grant date for non-qualified stock options and up to ten years from the grant date for employee incentive stock options. At December 31, 1998, the Plan has 1,550,000 shares of Common Stock reserved for issuance. At the May 1999 Annual Meeting, shareholders of the Company are expected to vote on an amendment to the Plan to increase by 375,000 the number of shares reserved for issuance under the Plan.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. STOCK OPTIONS (CONTINUED) Options outstanding were granted as follows:

                                                     PLAN             WEIGHTED
                                                    OPTIONS           AVERAGE
                                                  OUTSTANDING      EXERCISE PRICE
                                                  -----------      --------------
Balance at December 31, 1995                       1,234,000              $ 5.12
   Options granted                                    36,500                8.06
   Options canceled                                  (46,000)               5.23
   Options exercised                                 (16,500)               5.07
                                                 -------------
Balance at December 31, 1996                       1,208,000                5.18
   Options granted                                   308,000                5.81
   Options canceled                                  (78,566)               5.41
   Options exercised                                 (41,287)               5.18
                                                 -------------
Balance at December 31, 1997                       1,396,147                5.32
   Options granted                                   199,500                7.77
   Options canceled                                   (6,900)              10.13
   Options exercised                                (160,100)               5.06
                                                 -------------
Balance at December 31, 1998                       1,428,647              $ 5.66
                                                 =============

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  -----------------------------------------------      ----------------------------
                                    WEIGHTED
                                     AVERAGE          WEIGHTED                          WEIGHTED
   RANGE OF          NUMBER         REMAINING         AVERAGE            NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------      -----------   --------------
$4.19 - $5.00        863,147       5.37 years          $5.00              859,260        $4.99
$5.38 - $6.63        329,000       5.97 years           5.44              159,700         5.75
$6.83 - $10.13       236,500       7.05 years           7.79               83,000         7.79
                  -----------                                          -----------
$4.19 - $10.13     1,428,647                           $5.66            1,101,960        $5.31
                  ===========                                          ===========

Fully vested and exercisable options were 1,101,960, 903,947, and 590,933 as of December 31, 1998, 1997, and 1996, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 1998, 1997, and 1996 were $5.31, $5.16, and $5.12, respectively.

PRO FORMA INFORMATION:
The Company applies the intrinsic-value method in accounting for stock issued to employees and directors. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the option vesting period.

Pro forma net loss and loss per share information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 1998, 1997, and 1996, respectively : risk-free interest rate of 5.5 percent; no dividend; expected option life of 5 years; and volatility of 61 percent. The weighted average fair value of the options granted in 1998, 1997, and 1996 was $4.79, $2.99, $4.50, respectively, as computed as described above.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. STOCK OPTIONS (CONTINUED)
PRO FORMA INFORMATION:
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over a four year average vesting period. The Company's pro forma net loss for 1998, 1997 and 1996 was $(9,015,936), $(11,690,085) and
$(7,853,667), and pro forma net loss per share was $(1.45), $(1.92) and $(1.47), respectively. These pro forma amounts include amortized fair values attributable to options granted after June 30, 1995 only, and therefore are not representative of future pro forma amounts.

9. STOCK WARRANTS
The Company issued warrants to the underwriter related to the Company's 1995 initial public stock offering to purchase 222,500 shares of Common Stock at a price of $5.20 per share. These warrants are exercisable at any time between May 11, 1997 and May 12, 2000. At December 31, 1998 and 1997, the Company had warrants outstanding to purchase 206,725 and 213,255 shares, respectively, of Common Stock, all of which are currently exercisable.

10. SHAREHOLDERS' EQUITY
On October 12, 1994, Chronimed Inc. distributed 1,180,838 shares of the Company's Common Stock to its shareholders of record as of September 6, 1994. The distribution of the Company's Common Stock by Chronimed Inc. represented a complete distribution in connection with a spin-off of the Company, effective July 1, 1994. The Company completed a public offering of Common Stock on May 19, 1995, and June 29, 1995, pursuant to which it sold 2,558,750 shares of Common Stock at $4.00 per share, before commissions and expenses. The Company also completed a public offering of Common Stock on April 23, 1996 pursuant to which it sold 2,300,000 shares of Common Stock at $7.125 per share, before commissions and expenses.

On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. The Company realized net cash proceeds of $7,075,008 from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares are convertible, at the option of the holders, into shares of the Company's Common Stock at a price equal to $8.50 per share. The Preferred Shares have anti-dilution and change of control protection, and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company's Board of Directors.

11. RESEARCH AND DEVELOPMENT COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development and manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. The Company does not have any joint venture agreements nor does it have any arrangements to perform research and development for other parties. The Company recognizes the costs associated with these commitments as incurred based on the accrual method of accounting. Expenditures associated with these commitments totaled approximately $5,200,000, $5,232,000, and $5,242,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's commitment to incur additional expenditures in subsequent periods for development activities totaled approximately $3,350,000, $2,700,000, and $4,287,000 at December 31,
1998, 1997, and 1996, respectively. Commitments for research and development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of new product development, if any, and clinical trial activity.

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. RESEARCH AND DEVELOPMENT COMMITMENTS (CONTINUED)
The Company collected cash proceeds of approximately $511,000, $788,000, and $210,000 for the years ended December 31, 1998, 1997, and 1996, respectively, relating to certain research and development expenditures that qualified for reimbursement under the terms of several grant awards provided by the FDA Office of Orphan Drug Products. At December 31, 1998, the Company had collected all cash proceeds relating to research and development expenditures qualifying for reimbursement and no additional reimbursements are available under these grant awards.

12. CONTRACT TERMINATION FEE
The Company and Chronimed entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute certain of Orphan Medical's products, including Busulfex and Antizol. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. Chronimed was paid $250,000 in cash on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's sales and the issuance of Common Stock equal to 1 percent of the Company's issued and outstanding Common Stock at each quarter end. As provided by the Agreement, the Company paid Chronimed approximately $131,000 and $9,400 in royalties for the years ended December 31, 1998 and 1997, respectively. In addition, the Company has issued to Chronimed 313,694 of Common Stock through December 31, 1998, of which 185,971 have been sold by Chronimed in market transactions for net cash proceeds of $1,433,061. Based on the value of 127,723 shares of the Company's Common Stock, which was not sold by Chronimed by December 31, 1998, the Company believes it has fully satisfied its obligation to Chronimed as of December 31, 1998 (see Note 15 - Subsequent Event).

13. RELATED PARTY TRANSACTIONS
During 1998, three directors of the Company were also directors of Chronimed. One of the three directors resigned from the Board during 1998 and was replaced by an individual without any relationship to Chronimed. The Company paid approximately $16,200, $27,900, and $22,000 in director fees and reimbursed expenses to the Company's three directors who are also directors of Chronimed for the years ended December 31, 1998, 1997 and 1996, respectively. Employees of the Company serving as directors are not compensated.

14. GOING CONCERN
The Company has incurred net losses of $34,433,640 and used $29,468,797 of cash for operating activities since inception. The Company's operations have been funded primarily from initial working capital balances, the net proceeds from the 1995 and 1996 public stock offerings, the net proceeds from the 1998 private placement, interest income and Antizol revenues.

Management expects that its current working capital balance of $5,274,550, plus projected Antizol and Busulfex sales will be sufficient to fund its operations through 1999. The Company began shipping Antizol in December 1997 and it has developed more than one year of sales history for this product. In addition, the Company expects Antizol revenue to decline following its initial stocking period during 1998. However, a significant component of the Company's plan to fund its operations during 1999 is based on anticipated sales of Busulfex; a new product that the Company commenced shipping to customers in February 1999. Because Busulfex is a new product in 1999 and the Company has no sales history nor significant orders for the product, there is uncertainty concerning the Company's annual sales estimate and the timing during the year of such sales. If the Company's expected Busulfex sales are significantly below planned levels for the year or occur significantly later in the year than planned, the Company would be forced to cut expenses by reducing payroll, deferring planned development activities for Xyrem, and obtain additional financing. Additionally, the Company intends to meet with the FDA during the first half of 1999 regarding its plans for the submission of an NDA for Xyrem. Even if there is a positive outcome to this meeting with the FDA, it is doubtful that the Company could reduce expenses enough and in time to meet its obligations if Busulfex sales are significantly less than projected for 1999. The Company has,

                              ORPHAN MEDICAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. GOING CONCERN (CONTINUED)
however, obtained a commitment from an investor to provide additional financing should a minimum level of Busulfex sales not be achieved during 1999.

To fully implement its current business plan, the Company will have to raise additional capital. Although the Company was successful in obtaining additional equity and debt financing in the past, there can be no assurance that such additional financing will be available, if at all, or available on terms acceptable to the Company. Access by the Company to additional financing will depend substantially upon prevailing market conditions and the financial condition and prospects for the Company at that time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing, and ultimately attaining profitable operations.

15. SUBSEQUENT EVENT
On February 9, 1999, the Company completed the acquisition from Chronimed Inc. of 127,723 unregistered shares of the Company's Common Stock. The Company had issued the unregistered shares to Chronimed in December 1998 as a payment of its obligation under a June 1997 Termination Agreement (see Note 12 Contract Termination Fee). The Company paid Chronimed $338,281 on February 9, 1999 and will make a final payment to Chronimed of $338,282 on March 31, 1999 to satisfy all of its obligations under the June 1997 Termination Agreement.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              ORPHAN MEDICAL, INC.

                                                                        Additions
                                                           -----------------------------------
                                           Balance at                         Charged to Other                         Balance at
                                          Beginning of     Charged to Costs      Accounts-         Deductions -           End
            Description                      Period          and Expenses        Describe          Describe (1)        of Period
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
   Reserves and allowances
     deducted from asset accounts:
     Allowance for doubtful
       accounts                           $    22,617        $    26,003        $        --        $        --        $    48,620
     Allowance for excess
       inventory                              192,453            304,747                 --                 --            497,200

YEAR ENDED DECEMBER 31, 1997
   Reserves and allowances
   deducted from asset accounts:
     Allowance for doubtful
       accounts                                    --             22,617                 --                 --             22,617
     Allowance for excess
       inventory                              301,830             91,050                 --            200,427            192,453

YEAR ENDED DECEMBER 31, 1996
   Reserves and allowances
   deducted from asset accounts:
     Allowance for doubtful
       accounts                                    --                 --                 --                 --                 --
     Allowance for excess
       inventory                                   --            301,830                 --                 --            301,830

(1) Recovery of amounts previously reserved for.