Form 10-Q
period 1999-03-31
ORPHAN MEDICAL INC
filed 1999-05-14
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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
     Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 par value                       6,562,707
     ----------------------------                       ---------
               (Class)                       (Outstanding at April 30, 1999)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)
                          (A Development Stage Company)

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

Balance Sheets - March 31, 1999 and December 31, 1998.                      3

Statements of Operations - Three months ended March 31, 1999 and
March 31, 1998.                                                             4

Statements of Cash Flows - Three months ended March 31, 1999 and
March 31, 1998.                                                             5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                  8

Item 3. Quantitative and Qualitative Disclosures about Market Risks        12


PART II. OTHER INFORMATION
--------------------------

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5. Other Information                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

        Signature                                                          14


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.

                                                                     March 31,       December 31,
                                                                       1999              1998
                                                                   ------------      ------------
ASSETS                                                              (Unaudited)            (Note)
Current assets:
   Cash and cash equivalents                                       $  2,154,069      $  2,980,342
   Available-for-sale securities                                      4,031,557         4,541,141
   Accounts receivable, less allowance for doubtful
      accounts and returns of $96,167 and $48,620                       596,990           989,339
   Other receivables                                                     29,348             6,925
   Inventories                                                          128,270           112,725
   Prepaid expenses                                                      91,622           115,231
                                                                   ------------      ------------
Total current assets                                                  7,031,856         8,745,703

Property and equipment:
    Property and equipment                                              576,013           556,358
    Accumulated depreciation                                           (282,101)         (255,331)
                                                                   ------------      ------------
                                                                        293,912           301,027

                                                                   ------------      ------------
Total assets                                                       $  7,325,968      $  9,046,730
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    708,291      $    586,816
   Accrued outdated product return allowance                            370,203           304,582
   Accrued expenses                                                   2,164,954         2,579,755
                                                                   ------------      ------------
Total current liabilities                                             3,243,448         3,471,153

Commitments

Shareholders' equity:
    Senior Convertible Preferred Stock, $.01 par value; 14,400 shares authorized; 7,798 and 7,500 shares issued and
       outstanding, respectively                                             78                75
    Common Stock, $.01 par value; 25,000,000 shares
       authorized; 6,562,707 and 6,560,096 shares issued and
       outstanding, respectively                                         65,627            65,601
   Additional paid-in capital                                        40,270,387        39,946,113
   Deficit accumulated during the development stage                 (36,253,552)      (34,433,640)
                                                                   ------------      ------------
                                                                      4,082,540         5,578,149
   Unrealized gain (loss) on available-for-sale securities                  (20)           (2,572)
                                                                   ------------      ------------
Total shareholders' equity                                            4,082,520         5,575,577
                                                                   ------------      ------------
Total liabilities and shareholders' equity                         $  7,325,968      $  9,046,730
                                                                   ============      ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                                   (Unaudited)


                                                 For the Three Months Ended
                                               ------------------------------
                                                 March 31,         March 31,
                                                   1999              1998
                                               ------------      ------------
Revenues                                       $  1,401,839      $  1,613,079

Cost of sales                                       248,925           308,540
                                               ------------      ------------

Gross Profit                                      1,152,914         1,304,539

Operating expenses:
   Research and development                       1,308,763         1,795,678
   Sales and marketing                              737,985           611,288
   General and administrative                       713,025           569,074
                                               ------------      ------------
Total operating expenses                          2,759,773         2,976,040
                                               ------------      ------------
Loss from operations                             (1,606,859)       (1,671,501)

Other income:
   Interest, net                                     85,920            20,142
                                               ------------      ------------

Net loss                                         (1,520,939)       (1,651,359)

Less: Preferred stock dividends                     142,250                --
                                               ------------      ------------

Net loss attributable to common
   shareholders                                $ (1,663,189)     $ (1,651,359)
                                               ============      ============

Basic and diluted loss per
   common share                                $      (0.25)     $      (0.27)
                                               ============      ============

Weighted average number of
   shares outstanding                             6,597,995         6,107,496
                                               ============      ============

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                          For the Three Months Ended
                                                        ------------------------------
                                                          March 31,         March 31,
                                                            1999              1998
                                                        ------------      ------------
OPERATING ACTIVITIES
Net loss                                                $ (1,520,939)     $ (1,651,359)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                            26,770            22,986
     Compensatory options                                     51,196                --
     Changes in operating assets and liabilities:
         Accounts payable and accrued expenses              (227,705)           54,003
         Inventories                                         (15,545)           49,552
         Accounts receivable and current assets              393,345          (331,538)
                                                        ------------      ------------
Net cash used in operating activities                     (1,292,878)       (1,856,356)

INVESTING ACTIVITIES
   Purchase of office equipment                              (19,665)          (23,713)
   Purchases of short-term investments                    (2,487,558)       (2,046,395)
   Maturities of short-term investments                    2,999,694         5,057,000
                                                        ------------      ------------
Net cash provided by (used in) investing activities          492,471         2,986,892

FINANCING ACTIVITIES:
   Chronimed Inc. obligation                                      --          (344,227)
   Stock option exercise proceeds                            651,670           108,312
   Stock issued to Chronimed                                      --           367,068
   Common stock redeemed                                    (676,563)               --
   Cash dividends                                               (973)               --
                                                        ------------      ------------
Net cash provided by financing activities                    (25,866)          131,153
                                                        ------------      ------------

Increase (decrease) in cash and cash equivalents            (826,273)        1,261,689
Cash and cash equivalents at beginning of
   period                                                  2,980,342         2,150,877
                                                        ------------      ------------
Cash and cash equivalents at end of
   period                                               $  2,154,069      $  3,412,566
                                                        ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                               $     74,210      $    192,039
                                                        ============      ============

SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantial equivalent substitute. The Company has six products that have been approved for marketing by the Food and Drug Administration (the "FDA") and is currently developing one potential product. The Company expects to seek additional products for development. In the first quarter of 1999, the Company considered itself to no longer be in the development stage.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $464,000 for the three month period ended March 31, 1999. At March 31, 1999, the Company estimates that it could incur approximately $1,502,000 of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

4. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 1999. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through March 31, 1999, the Company has not borrowed under this arrangement.

5. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three ended March 31, 1999. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 1999.

GENERAL
Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. ("Chronimed"). The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of six products and fund raising. At March 31, 1999, six of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and one product was in active development. The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year since inception. In addition, the Company expects operating losses to continue through 1999.

Net loss applicable to common shareholders of $1,663,189 in the 1999 first quarter compares with a net loss of $1,651,359 in the 1998 first quarter. The slight increase in the loss results principally from lower research and development spending for Busulfex, which was offset by higher research and development spending for Xyrem. In addition, the Company had higher sales and marketing spending for Busulfex as a result of the commercialization of the product in February 1999. The Company also had increased general and administrative expense resulting from compensation expense associated with staffing increases. A preferred stock dividend, which did not exist in the comparable period of 1998, increased the net loss applicable to common shareholders in the current quarter.

Net sales decreased 13% from $1,613,079 in the 1998 first quarter to $1,401,839 in the 1999 first quarter. The decline in net sales reflects the end of the initial stocking period for Antizol. During the quarter the Company began the commercialization of Busulfex. Sales of Busulfex in the quarter are consistent with the Companies expectations. The

Company expects sales of Busulfex to increase in future periods, because more hospitals will include Busulfex in the treatment protocol. The sales of Antizol will be at lower levels on an annualized basis because future orders will most likely be based on use or as poisonings occur. Sales of Elliotts B Solution, Cystadane, Antizol-Vet, Antizol, and Sucraid are consistent with the Company's expectations for 1999.

Gross profit margins increased slightly to 82% for the 1999 quarter compared to 81% for the 1998 quarter. Cost of sales decreased 19% from $308,540 in the 1998 first quarter to $248,925 in the 1999 first quarter. The decrease in cost of sales compared to the prior year is primarily the result of a decline in net sales in the first quarter 1999 and also the write-off of excess inventories in the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased by 27% from $1,795,678 in the 1998 first quarter to $1,308,763 in the 1999 first quarter. The decrease is the result of lower research and development spending for Busulfex offset by increased spending for Xyrem. In addition, the prior year's quarter included research and development spending on products whose clinical trials have been concluded. The Company expects research and development expense to increase significantly over current levels in subsequent quarters due to an acceleration of the development plans for Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug utilized in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased by 21% from $611,288 in the 1998 first quarter to $737,985 in the 1999 first quarter. This increase is largely attributable to significantly higher spending related to the commercialization of Busulfex in February 1999. Sales and marketing expenses will likely increase in subsequent quarters.

General and administrative expense increased by 25% from $569,075 in the 1998 first quarter to $713,025 in the 1999 first quarter. This increase is principally related to increased salary expense resulting from staffing increases and salary adjustments. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 327% from $20,142 in the 1998 first quarter to $85,920 in the 1999 first quarter. This increase is the result of additional invested funds from the successful preferred stock offering in the third quarter of 1998 and the settlement of the Company's obligation to Chronimed in December 1998. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and has a dividend rate of 7.5%. Preferred stock dividends commenced on February 1, 1999 and were $142,250 in the 1999 first quarter. Preferred stock dividends are payable in arrears, when and as declared by the Company's Board of Directors on August 1 and February 1 of each year. The Company intends to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000, which will cause preferred stock dividends to increase in subsequent quarters.

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

Net working capital (current assets less current liabilities) decreased from $5,274,549 at December 31, 1998 to $3,788,608 at March 31, 1999. Cash and cash equivalents, and available-for-sale securities decreased from $7,521,483 at December 31, 1998 to $6,185,627 at March 31, 1999. The Company continues to invest its excess cash in interest-bearing, investment grade securities. The Company has a $500,000 commercial revolving line of credit with a bank, expiring on May 15, 1999. The Company expects to renew this facility on substantially similar terms.

The Company's commitments for outside development spending decreased from approximately $3,350,000 at December 31, 1998 to approximately $1,502,000 at March 31, 1999. The $1,848,000 decrease resulted principally from the commercialization of Busulfex. The Company expects future commitments for Xyrem to increase significantly over current levels.

The Company has experienced recurring losses from operations since inception, with continuing losses expected through at least the end of fiscal 1999. The Company believes that its current working capital and anticipated gross profits from product sales will be sufficient to fund its operations through December 31, 1999. These assumptions are based upon the Company substantially increasing development expenses and revenues from the sale of its six marketed products. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. Any material reduction in projected revenues will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through reductions in personnel and development.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the NASDAQ National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4,000,000 as reported on Form 10-Q or Form 10-K or
(2) a market capitalization of at least $50,000,000. At March 31, 1999, the Company's net tangible assets equaled $4,082,520 and its market capitalization was approximately $47.6 million (based on the last sale price of $7.25 and 6,562,707 shares outstanding). Net tangible assets are defined as total assets, less any intangible assets, less total liabilities. The Company estimates that it will have net tangible assets less than $4.0 million, but exceed $2.0 million on or around June 30, 1999. The Company is currently seeking additional capital to ensure compliance with the Nasdaq requirements and maintain its Nasdaq listing. As long as the Company meets at least one of the aforementioned Nasdaq listing requirements, the Company's Common Stock would qualify for listing on the Nasdaq National Market. If the Company did not meet either of the Nasdaq requirements, the Company would qualify for quotation on the Nasdaq Small Cap Market provided it had net tangible assets in excess of $2.0 million.

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

The Company's information technology ("IT") systems consist of computer hardware systems and software applications supplied by third parties. The Company's strategy has been to replace its IT systems with current technology, which is both year 2000 compliant and more efficient. The Company has also purchased and implemented financial and operational software upgrades that are year 2000 compliant. For the three months ended March 31, 1999, the Company IT system purchases have not been material. The Company's IT systems are year 2000 compliant.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Not applicable


Item 5. Other Information

On February 22, 1999, the Company announced that it received permission from the Food and Drug Administration (FDA) for commercial shipment of Busulfex. The Company began shipments 18 days after receiving approval from the FDA.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX
---------------- ------------------------------------------------- -------------
Exhibit                                                            Sequentially
Number           Description                                       Numbered Page
---------------- ------------------------------------------------- -------------
27               Financial Data Schedule - For SEC EDGAR filing    16
---------------- ------------------------------------------------- -------------
99               Cautionary Statements                             15
---------------- ------------------------------------------------- -------------

(b) Reports on Form 8-K

Not applicable

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Orphan Medical, Inc.
                                                 --------------------
                                                     Registrant



Date  May 14, 1999                      By       /s/ John H. Bullion
      ----------------                           -------------------
                                                   John H. Bullion
                                               Chief Executive Officer
                                            (principal executive officer)