Form 10-Q
period 1999-06-30
ORPHAN MEDICAL INC
filed 1999-08-13
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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
           Yes   __X__             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value                                 6,588,707
         (Class)                                 (Outstanding at August 2, 1999)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)


PART I.  FINANCIAL INFORMATION                                                                           Page No.


Item 1.  Financial Statements (Unaudited)
Balance Sheets - June 30, 1999 and December 31, 1998.                                                        3


Statements of Operations - Three and six months ended June 30, 1999 and June 30, 1998                        4


Statements of Cash Flows - Six months ended June 30, 1999 and June 30, 1998.                                 5

Notes to Financial Statements                                                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.              8
Item 3.  Quantitative and Qualitative Disclosures about Market Risks                                        14


PART II.  OTHER INFORMATION

Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.  Submission of Matters to Vote of Security Holders                                                  15
Item 6.  Exhibits and Reports on Form 8-K                                                                   16
         Signature                                                                                          17


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.

                                                                            June 30,      December 31,
                                                                             1999             1998
                                                                         ------------     ------------
       ASSETS                                                             (Unaudited)        (Note)
       Current assets:
          Cash and cash equivalents                                      $  3,225,717     $  2,980,342
          Available-for-sale securities                                       997,550        4,541,141
          Accounts receivable, less allowance for doubtful
             accounts and returns of $100,983 and $48,620                     530,736          989,339
          Other receivables                                                     5,425            6,925
          Inventories                                                         252,275          112,725
          Prepaid expenses                                                     66,456          115,231
                                                                         ------------     ------------
       Total current assets                                                 5,078,159        8,745,703

       Property and equipment:
          Property and equipment                                              588,292          556,358
          Accumulated depreciation                                           (309,365)        (255,331)
                                                                         ------------     ------------
                                                                              278,927          301,027

                                                                         ------------     ------------
       Total assets                                                      $  5,357,086     $  9,046,730
                                                                         ============     ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                               $    250,584     $    586,816
          Accrued outdated product return allowance                           413,058          304,582
          Accrued expenses                                                  2,082,797        2,579,755
                                                                         ------------     ------------
       Total current liabilities                                            2,746,439        3,471,153

       Commitments

       Shareholders' equity:
          Senior Convertible Preferred Stock, $.01 par value; 14,400 shares authorized; 7,798 and 7,500 shares issued and
             outstanding, respectively                                             78               75
          Common Stock, $.01 par value; 25,000,000 shares
             authorized; 6,569,207 and 6,560,096 shares issued and
             outstanding, respectively                                         65,692           65,601
          Additional paid-in capital                                       40,302,822       39,946,113
          Accumulated deficit                                             (37,757,185)     (34,433,640)
                                                                         ------------     ------------
                                                                            2,611,407        5,578,149
          Unrealized gain (loss) on available-for-sale securities                (760)          (2,572)
                                                                         ------------     ------------
       Total shareholders' equity                                           2,610,647        5,575,577
                                                                         ------------     ------------
       Total liabilities and shareholders' equity                        $  5,357,086     $  9,046,730
                                                                         ============     ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                For the Three Months Ended        For the Six Months Ended
                                                ---------------------------     ----------------------------
                                                  June 30,        June 30,        June 30,        June 30,
                                                    1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Revenues, net                                   $ 1,524,458     $ 1,032,730     $ 2,926,298     $ 2,645,809

Cost of sales                                       277,405         231,804         526,330         540,344
                                                -----------     -----------     -----------     -----------
Gross Profit                                      1,247,053         800,926       2,399,968       2,105,465

Operating expenses:
   Research and development                       1,359,047       1,822,282       2,667,810       3,617,960
   Sales and marketing                              798,932         708,555       1,536,917       1,319,843
   General and administrative                       654,070         702,019       1,367,095       1,271,094
                                                -----------     -----------     -----------     -----------
Total operating expenses                          2,812,049       3,232,856       5,571,822       6,208,897
                                                -----------     -----------     -----------     -----------
Loss from operations                             (1,564,996)     (2,431,930)     (3,171,854)     (4,103,432)

Other income:
   Interest, net                                     61,362          14,137         147,282          34,279
                                                -----------     -----------     -----------     -----------
Net loss                                         (1,503,634)     (2,417,793)     (3,024,572)     (4,069,153)

Less:  Preferred stock dividends                    145,812             -           288,062             -
                                                -----------     -----------     -----------     -----------


Net loss attributable to common shareholders    $(1,649,446)    $(2,417,793)    $(3,312,634)    $(4,069,153)
                                                ===========     ===========     ===========     ===========

Basic and diluted loss per
    common share                                $      (.25)    $      (.39)    $      (.50)    $      (.66)
                                                ===========     ===========     ===========     ===========

Weighted average number of
    shares outstanding                            6,566,652       6,186,357       6,586,273       6,147,145
                                                ===========     ===========     ===========     ===========


                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)



                                                                    For the Six Months Ended
                                                                   ---------------------------
                                                                     June 30,       June 30,
                                                                       1999           1998
                                                                   -----------     -----------
OPERATING ACTIVITIES
Net loss                                                           $(3,024,572)    $(4,069,153)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                      54,034          47,372
     Compensatory options                                               51,195             -
     Changes in operating assets and liabilities:
         Accounts payable and accrued expenses                        (724,714)        591,572
         Inventories                                                  (139,550)         29,575
         Accounts receivable and current assets                        508,878        (240,374)
                                                                   -----------     -----------
Net cash used in operating activities                               (3,274,729)     (3,641,008)

INVESTING ACTIVITIES
   Purchase of office equipment                                        (31,934)        (35,434)
   Purchases of short-term investments                              (3,475,208)     (2,989,232)
   Maturities of short-term investments                              7,020,611       6,325,000
                                                                   -----------     -----------
Net cash provided by (used in) investing activities                  3,513,469       3,300,334

FINANCING ACTIVITIES:
   Chronimed Inc. obligation                                               -          (901,437)
   Stock option exercise proceeds                                      684,171         145,597
   Stock issued to Chronimed                                               -           947,451
   Common stock redeemed                                              (676,563)            -
   Cash dividends                                                         (973)            -
                                                                   -----------     -----------
Net cash provided by financing activities                                6,635         191,611
                                                                   -----------     -----------

Increase (decrease) in cash and cash equivalents                       245,375        (149,063)
Cash and cash equivalents at beginning of
   period                                                            2,980,342       2,150,877
                                                                   -----------     -----------
Cash and cash equivalents at end of
   period                                                          $ 3,225,717     $ 2,001,814
                                                                   ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash interest received                                         $   185,082     $   252,643
                                                                   ===========     ===========



SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantial equivalent substitute. The Company has six products that have been approved for marketing by the Food and Drug Administration (the "FDA") and is currently developing one potential product. The Company expects to seek additional products for development. In the first quarter of 1999, the Company no longer considered itself to be in the development stage.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, agreements with drug distributors, and other sales and marketing agreements. At June 30, 1999, the Company estimates that it could incur approximately $2,684,000 of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

4. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2000. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through June 30, 1999, the Company has not borrowed under this arrangement.

5. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended June 30, 1999. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

6. SUBSEQUENT EVENT
On August 2, 1999, the Company completed a $5.0 million financing transaction with UBS Capital, a subsidiary of UBS AG. The funding consists of $2.95 million of the Company's Series B Convertible Preferred Stock and $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock may be converted prior to August 2, 2009 into common shares at a price of $6.50 per share. The debt bears an interest rate of 7.5% and matures on August 2, 2002.

In connection with the financing, UBS Capital also received two seven-year warrants. One of the warrants entitles UBS Capital to receive, upon payment of the $2.05 million exercise price, either $2.05 million of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and also has a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights). The other warrant, issued in relation to the debt, entitles UBS Capital to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require the exercise of the warrants under certain conditions.

The financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held by UBS Capital as of August 1 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 1999.

GENERAL
Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. ("Chronimed"). The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of six products and fund raising. At June 30, 1999, six of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and one product was in active development. The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year since inception. In addition, the Company expects operating losses to continue through 1999.

RECENT DEVELOPMENTS
On August 2, 1999, the Company completed a $5.0 million financing transaction with UBS Capital, a subsidiary of UBS AG. The funding consists of $2.95 million of the Company's Series B Convertible Preferred Stock and $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock may be converted prior to August 2, 2009 into common shares at a price of $6.50 per share. The debt bears an interest rate of 7.5% and matures on August 2, 2002.

In connection with the financing, UBS Capital also received two seven-year warrants. One of the warrants entitles UBS Capital to receive, upon payment of the $2.05 million exercise price, either $2.05 million of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and also has a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights). The other warrant, issued in relation to the debt, entitles UBS Capital to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require exercise of both warrants, in whole or in part, any time after July 23, 2002 in the event the last sale price of the Company's common stock is greater or equal to $13 per share for ten (10) consecutive trading days immediately preceding the date the Company gives notice to the holder.

All series of stock and warrants issued in connection with this financing transaction have antidilution provisions.

The financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held by UBS Capital as of August 1 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998
Net loss applicable to common shareholders was $1.6 million for the three months ended June 30, 1999 compared to $2.4 million for the three months ended June 30, 1998. The decrease in the loss results principally from increases in sales resulting from the commercialization of Busulfex(R) (busulfan) Injection in the first quarter of 1999 and lower research and development spending for Busulfex, offset by higher research and development spending for Xyrem(R) (sodium oxybate) oral solution. In addition, the Company had higher sales and marketing spending for Busulfex as a result of the commercialization of the product in February 1999. A preferred stock dividend, which did not exist in the comparable period of 1998, increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 48% to $1.5 million for the three months ended June 30, 1999 compared to $1.0 million the prior year. The increase in net sales reflects the addition of Busulfex to the Company's commercialized products in February 1999. Sales of Busulfex in the quarter are consistent with the Company's expectations. The Company expects sales of Busulfex to increase in future periods as more hospitals include Busulfex in theirtreatment protocols. The sales of Antizol(R) (fomepizole) Injection were slightly above the Company's expectations. Sales of Elliotts B Solution, Cystadane, Antizol-Vet , and Sucraid are consistent with the Company's expectations for 1999.

Gross profit margins increased slightly to 82% for the 1999 quarter compared to 78% for the 1998 quarter. Cost of sales increased 20% to $0.3 million for the three months ended June 30, 1999 compared to $0.2 million for the same period the prior year. The increase in cost of sales is primarily the result of the increase in revenue discussed above. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 25% from $1.8 million for the three months ended June 30, 1998 to $1.4 million for three months ended June 30, 1999. The decrease is the result of lower research and development spending for Busulfex offset by increased spending for Xyrem. In addition, the prior year's quarter included research and development spending on products whose clinical trials have been concluded. The Company expects research and development expense to increase significantly over current levels in subsequent quarters due to an acceleration of the development plans for Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug utilized in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased 13% from $0.7 million for the three months ended June 30, 1998 to $0.8 million for the three months ended June 30, 1999. This increase is largely attributable to significantly higher spending related to the commercialization of Busulfex. Sales and marketing expenses will likely continue to increase in subsequent quarters.

General and administrative expense was consistent from period to period and remained $0.7 million. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. The increase from the prior year is the result of additional invested funds from the successful preferred stock offering in the third quarter of 1998 and the settlement of the Company's obligation to Chronimed in December 1998.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and has a dividend rate of 7.5%. Preferred stock dividends commenced on February 1, 1999 and were $0.1 million for the three months ended June 30, 1999. Preferred stock dividends are payable in arrears, when and as declared by the Company's Board of Directors on August 1 and February 1 of each year. The Company intends to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000, which will cause preferred stock dividends to increase in subsequent quarters.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998
Net loss applicable to common shareholders was $3.3 million for the six months ended June 30, 1999 compared to $4.1 million for the six months ended June 30, 1998. The decrease in the loss results principally from higher sales volume resulting from the commercialization of Busulfex in February 1999 and lower research and development spending for Busulfex, offset by higher research and development spending for Xyrem and increases in sales and marketing and general and administrative expenses. The Company had higher sales and marketing spending for Busulfex as a result of the commercialization of the product in February 1999. The Company also had increased general and administrative expense resulting from compensation expense associated with staffing increases. A preferred stock dividend, which did not exist in the comparable period of 1998, increased the net loss applicable to common shareholders in the current year.

Net sales increased 11% to $2.9 million for the six months ended June 30, 1999 compared to $2.6 million for the six months ended June 30, 1998. The increase in net sales reflects the addition of Busulfex to the Company's commercialized products in February 1999. Initial sales of Busulfex are consistent with the Company's expectations. The Company expects sales of Busulfex to increase in future periods, as more hospitals include Busulfex in their treatment protocols. The sales of Antizol will be at lower levels on an annualized basis than the prior periods since future orders will most likely be based on use as poisonings occur. Sales of Elliotts B Solution, Cystadane, Antizol-Vet, Antizol, and Sucraid are consistent with the Company's expectations for 1999.

Gross profit margins increased to 82% for the six months ended June 30, 1999 compared to 80% for the same period the prior year. Cost of sales for the period ended June 30, 1999 was $0.5 million, which approximated the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 26% to $2.7 million for the six months ended June 30, 1999 compared to $3.6 million for the same period the prior year. The decrease is the result of lower research and development spending for Busulfex offset by increased spending for Xyrem. In addition, the prior year's period included research and development spending on products whose clinical trials have been concluded. The Company expects research and development expense to increase significantly over current levels in subsequent quarters due to an acceleration of the development plans for Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug used in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased 16% to $1.5 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. This increase is largely attributable to higher spending related to the commercialization of Busulfex in February 1999. Sales and marketing expenses will likely increase in subsequent quarters.

General and administrative expense increased 8% to $1.4 million for the six months ended June 30, 1999 from $1.3 million for the same period the prior year. This increase is principally related to increased salary expense resulting from staffing increases and salary adjustments. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. The increase from the prior year is the result of additional invested funds from the successful preferred stock offering in the third quarter of 1998 and the settlement of the Company's obligation to Chronimed in December 1998.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and has a dividend rate of 7.5%. Preferred stock dividends commenced on February 1, 1999 and were $0.3 million for the six months ended June 30, 1999. Preferred stock dividends are payable in arrears, when and as declared by the Company's Board of Directors on August 1 and February 1 of each year. The Company intends to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000, which will cause preferred stock dividends to increase in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, the net proceeds from the 1998 private placement, interest income and product sales. The 1995 and 1996 public offerings, and the 1998 private placement, resulted in aggregate net proceeds, after commissions and expenses, of $30.7 million.

Net working capital (current assets less current liabilities) decreased from $5.3 million at December 31, 1998 to $2.3 million at June 30, 1999. Cash and cash equivalents, and available-for-sale securities decreased from $7.5 million at December 31, 1998 to $4.2 million at June 30, 1999. The Company continues to invest its excess cash in interest-bearing, investment grade securities. The Company has a $0.5 million commercial revolving line of credit with a bank, expiring on May 15, 2000. As discussed previously, the Company has obtained a $2.05 million line of credit facility with UBS capital bearing interest at 7.5% maturing on August 2, 2002.

The Company's commitments for outside development spending decreased from approximately $3.4 million at December 31, 1998 to $2.7 million at June 30, 1999. The decrease resulted principally from the commercialization of Busulfex offset by additional commitments for the development of Xyrem The Company expects additional future commitments for Xyrem as the product advances toward NDA submission to the FDA.

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

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the National Market tier. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. At June 30, 1999, the Company's net tangible assets equaled $2.6 million and its market capitalization was approximately $39.4 million (based on the last sale price of $6.00 and 6,569,207 shares outstanding). Net tangible assets are defined as total assets, less any intangible assets, less total liabilities. Through the private placement of $2.95 million of the Company's Series B Convertible Preferred Stock, the Company exceeds the minimum net tangible asset requirement as of August 2, 1999. The Company estimates that it will have net tangible assets in excess of the $4.0 million minimum requirement as of September 30, 1999. The Company is continuing to seek additional capital to ensure compliance with the Nasdaq requirements and maintain its Nasdaq listing. As long as the Company meets at least one of the aforementioned Nasdaq listing requirements, the Company's Common Stock would qualify for listing on the Nasdaq National Market. If the Company did not meet either of the Nasdaq requirements, the Company would qualify for quotation on the Nasdaq Small Cap Market provided it had net tangible assets in excess of $2.0 million.

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

The Company's information technology ("IT") systems consist of computer hardware systems and software applications supplied by third parties. The Company's strategy has been to replace its IT systems with current technology, which is both year 2000 compliant and more efficient. The Company has also purchased and implemented financial and operational software upgrades that are year 2000 compliant. For the three months ended

June 30, 1999, the Company IT system purchases have not been material. The Company's IT systems are year 2000 compliant.

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

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 26, 1999. Three matters were submitted to the shareholders for approval: (1) the election of directors, (2) a proposal to ratify amendment to 1994 Stock Option Plan and
(3) a proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company.

Six nominees, namely John Howell Bullion, Michael Greene, Julius A Vida Ph.D.,
W. Leigh Thompson, Ph.D., M.D., William M. Wardell, M.D., Ph.D., and Lawrence C. Weaver, Ph.D., D.Sc. (Hon.), were duly elected as directors of the Company until the next annual meeting of shareholders. Each nominee received at least approximately ninety-seven percent of the votes cast in favor of his election. Results of the voting were as follows:



Director                                   Votes Cast for the Director       Votes Withheld
--------                                   ---------------------------       --------------
John Howell Bullion                                7,066,386                     240,478
Michael Greene                                     7,066,266                     240,598
Julius A Vida Ph.D.                                7,065,532                     241,532
W. Leigh Thompson, Ph.D., M.D.                     7,066,386                     240,478
William M. Wardell, M.D., Ph.D.                    7,066,246                     240,618
Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)            7,064,801                     242,063


The proposal to ratify an amendment of the 1994 Stock Option Plan was approved by the Company's shareholders. A total of 2,447,434 shares of the Company's common stock voted in favor of the proposal, 662,751, shares of the Company's common stock voted against the proposal and 35,978 shares of the Company's common stock abstained from voting. There were 4,160,701 broker non-voters in connection with the shareholders vote for this proposal. The proposal to ratify an amendment of the 1994 Stock Option Plan received approximately seventy-eight percent of the vote cast.

The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company's shareholders. A total of 7,216,210 shares of the Company's common stock voted in favor of the proposal, 76,556 shares of the Company's common stock voted against the proposal and 14,098 shares of the Company's common stock abstained from voting. There were no broker non-voters in connection with the shareholders vote for this proposal. The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-nine percent of the vote cast.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
EXHIBIT INDEX

------------------------- ------------------------------------------------------ --------------
                                                                                 Sequentially
Exhibit Number            Description                                            Numbered Page
------------------------- ------------------------------------------------------ --------------
27                        Financial Data Schedule - For SEC EDGAR filing         27
------------------------- ------------------------------------------------------ --------------
99                        Cautionary Statements                                  18
------------------------- ------------------------------------------------------ --------------


(b) Reports on Form 8-K

Not applicable

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                    Orphan Medical, Inc.
                                                        Registrant

        Date  August 12, 1999        By             /s/ John H. Bullion
              ---------------                       -------------------
                                                    John H. Bullion
                                                Chief Executive Officer
                                              (principal executive officer)