Form 10-Q
period 1999-09-30
ORPHAN MEDICAL INC
filed 1999-11-15
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

   13911 Ridgedale Drive, Suite 250,
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
           Yes      X                    No
                 --------                     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $.01 par value                         6,593,707
   ----------------------------                         ---------
              (Class)                       (Outstanding at November 5, 1999)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 1999 and December 31, 1998.                                         3

Statements of Operations - Three and nine months ended September 30, 1999 and September 30,
1998.                                                                                              4

Statements of Cash Flows - Nine months ended September 30, 1999 and September 30, 1998.            5

Notes to Financial Statements                                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                        8


PART II.  OTHER INFORMATION
---------------------------

Items 1, 3, 4, 5 have been omitted since all items are inapplicable or answers negative.

Item 2.  Changes in securities and use of proceeds                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                                          16
         Signature                                                                                 17


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.

                                                                                 September 30,           December 31,
                                                                                     1999                    1998
                                                                                 -------------           ------------
     ASSETS                                                                       (Unaudited)               (Note)
     Current assets:
        Cash and cash equivalents                                                $  2,895,765            $  2,980,342
        Available-for-sale securities                                               2,797,894               4,541,141
        Accounts receivable, less allowance for doubtful
          accounts and returns of $85,000 and $48,620                                 773,511                 989,339
        Other receivables                                                               5,425                   6,925
        Inventories                                                                   413,659                 112,725
        Prepaid expenses                                                               68,041                 115,231
                                                                                 ------------            ------------
     Total current assets                                                           6,954,295               8,745,703

     Property and equipment:
        Property and equipment                                                        590,025                 556,358
        Accumulated depreciation                                                     (334,862)               (255,331)
                                                                                 ------------            ------------
                                                                                      255,163                 301,027

                                                                                 ------------            ------------
     Total assets                                                                $  7,209,458            $  9,046,730
                                                                                 ============            ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                         $    410,205            $    586,816
        Accrued outdated product return allowance                                     412,978                 304,582
        Accrued expenses                                                            2,013,523               2,579,755
                                                                                 ------------            ------------
     Total current liabilities                                                      2,836,706               3,471,153

     Commitments

     Shareholders' equity:
        Senior Convertible Preferred Stock, $.01 par value; 14,000 shares authorized; 8,088 and 7,500 shares issued and
          outstanding, respectively                                                        81                      75
        Series B Convertible Preferred Stock, $.01 par value; 5,000
          shares authorized; 2,950 shares issued and outstanding                           30                      --
        Series C Convertible Preferred Stock, $.01 par value; 4,000
          shares authorized; 0 shares issued and outstanding                               --                      --
        Series D Non-Voting Preferred Stock, $.01 par value; 1,500,000
          shares authorized; 0 shares issued and outstanding                               --                      --
        Common Stock, $.01 par value; 25,000,000 shares authorized; 6,569,207 and 6,560,096 shares issued and outstanding,
          respectively                                                                 65,927                  65,601
        Additional paid-in capital                                                 43,592,290              39,946,113
        Accumulated deficit                                                       (39,282,054)            (34,433,640)
                                                                                 ------------            ------------
                                                                                    4,376,274               5,578,149
        Unrealized gain (loss) on available-for-sale securities                        (3,522)                 (2,572)
                                                                                 ------------            ------------
     Total shareholders' equity                                                     4,372,752               5,575,577
                                                                                 ------------            ------------
     Total liabilities and shareholders' equity                                  $  7,209,458            $  9,046,730
                                                                                 ============            ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)




                                         For the Three Months Ended             For the Nine Months Ended
                                    -------------------------------------  -------------------------------------
                                      September 30,      September 30,      September 30,       September 30,
                                          1999               1998                1999               1998
                                    ------------------ ------------------  -----------------  ------------------
Revenues, net                           $ 1,427,649        $   897,515         $ 4,353,947         $ 3,543,324

Cost of sales                               213,608            265,255             739,938             805,599

                                        -----------        -----------         -----------         -----------
Gross Profit                              1,214,041            632,260           3,614,009           2,737,725

Operating expenses:
   Research and development               1,030,299          1,764,674           3,698,110           5,382,635
   Sales and marketing                      860,447            572,439           2,397,364           1,892,281
   General and administrative               628,692            616,457           1,995,787           1,887,551
                                        -----------        -----------         -----------         -----------
Total operating expenses                  2,519,438          2,953,570           8,091,261           9,162,467
                                        -----------        -----------         -----------         -----------
Loss from operations                     (1,305,397)        (2,321,310)         (4,477,252)         (6,424,743)

Other income:
   Interest, net                             76,183             79,811             223,465             114,091

                                        -----------        -----------         -----------         -----------
Net loss                                 (1,229,214)        (2,241,499)         (4,253,787)         (6,310,652)

Less:  Preferred stock dividends            186,147            107,877             474,209             107,877
                                        -----------        -----------         -----------         -----------

Net loss attributable to common
  shareholders                          $(1,415,361)       $(2,349,376)        $(4,727,996)        $(6,418,529)
                                        ===========        ===========         ===========         ===========

Basic and diluted loss per
   common share                         $     (0.21)       $     (0.38)        $     (0.72)        $     (1.04)
                                        ===========        ===========         ===========         ===========

Weighted average number of
   shares outstanding                     6,586,875          6,261,505           6,586,427           6,185,684
                                        ===========        ===========         ===========         ===========

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)



                                                            For the Nine Months Ended
                                                      ---------------------------------------
                                                        September 30,        September 30,
                                                            1999                 1998
                                                      ------------------   ------------------

OPERATING ACTIVITIES
Net loss                                                  $(4,253,787)         $(6,310,652)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             79,532               72,518
     Compensatory options                                      51,195                   --
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                 (634,447)             498,326
       Inventories                                           (300,934)             112,146
       Accounts receivable and current assets                 264,517             (125,401)
                                                          -----------          -----------
Net cash used in operating activities                      (4,799,555)          (5,753,063)

INVESTING ACTIVITIES
   Purchase of office equipment                               (33,667)             (52,436)
   Purchases of short-term investments                     (6,229,077)          (8,177,157)
   Maturities of short-term investments                     7,971,374            8,020,000
                                                          -----------          -----------
Net cash provided by (used in) investing activities         1,708,630             (209,593)

FINANCING ACTIVITIES:
   Chronimed Inc. obligation                                       --           (1,378,441)
   Stock option exercise proceeds                             802,414              270,597
   Proceeds from the issuance preferred stock               2,875,861            7,078,035
   Stock issued to Chronimed                                       --            1,440,942
   Common stock redeemed                                     (676,563)                  --
   Cash dividends on preferred stock                             (995)                  --
                                                          -----------          -----------
Net cash provided by financing activities                   3,006,349            7,411,133
                                                          -----------          -----------

Increase (decrease) in cash and cash equivalents               84,577            1,448,477
Cash and cash equivalents at beginning of
   Period                                                   2,980,342            2,150,877
                                                          -----------          -----------
Cash and cash equivalents at end of
   Period                                                 $ 2,895,765          $ 3,599,354
                                                          ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                                 $   204,611          $   330,525
                                                          ===========          ===========

SEE ACCOMPANYING NOTES.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, agreements with drug distributors, and other sales and marketing agreements. At September 30, 1999, the Company estimates that it could incur approximately $2,701,000 of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

4. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2000. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through September 30, 1999, the Company has not borrowed under this arrangement.

5. FINANCING TRANSACTION
On August 2, 1999, the Company completed a $5.0 million financing transaction with UBS Capital II, LLC, a subsidiary of UBS AG. The funding consisted of a purchase of 2,950 shares of the Company's Series B Convertible Preferred Stock for an aggregate purchase price of $2.95 million and $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock may be converted prior to August 2, 2009 into common shares at a price of $6.50 per share. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. Through September 30, 1999 the company has not borrowed under this arrangement.

In connection with the financing, UBS Capital also received two seven-year warrants. One of the warrants entitles UBS Capital to receive, upon payment of the $2.05 million exercise price, either 2,950 shares of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible to shares of the Company's Series D Non-Voting Preferred Stock at a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The second warrant, issued in relation to the line of credit, entitled UBS Capital to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require the exercise of the warrants under certain conditions. The value of the warrants is amortized over the term of the line of credit to interest expense.

The financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held by UBS Capital as of August 1 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.

6. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended September 30, 1999. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the Company's "Cautionary Statements" on Exhibit 99 to this Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 1999.

GENERAL
Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. ("Chronimed"). The Company's activities since inception have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of six products, building the sales of these products, and fund raising. At September 30, 1999, six of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and one product was in active development. To date the Company has not generated sufficient revenues from its approved products to fund its operating activities and has sustained significant operating losses each year since inception. In addition, the Company expects operating losses to continue through 2000.

RECENT DEVELOPMENTS
On August 2, 1999, the Company completed a $5.0 million financing transaction with UBS Capital II, LLC, a subsidiary of UBS AG. The funding consisted of 2,950 shares of the Company's Series B Preferred Stock for an aggregate purchase price of $2.95 million and $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock may be converted prior to August 2, 2009 into common shares at a price of $6.50 per share and carries a 7.5% coupon. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. The Company has not drawn on this debt however expects to in 2000.

In connection with the financing, UBS Capital also received two seven-year warrants. One of the warrants entitles UBS Capital to receive, upon payment of the $2.05 million exercise price, either 2,05o million of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible into share of Series D Non-Voting Preferred Stock and also has a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The other warrant, issued in relation to the debt, entitles UBS Capital to purchase 282,353 shares of Series D

Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require exercise of both warrants, in whole or in part, any time after July 23, 2002 in the event the last sale price of the Company's common stock is greater or equal to $13 per share for ten (10) consecutive trading days immediately preceding the date the Company gives notice to the holder of its intention to require exercise of the warrant.

All series of stock and warrants issued in connection with the UBS financing transaction have antidilution provisions.

The financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held by UBS Capital as of August 1 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998 Net loss applicable to common shareholders was $1.4 million for the three months ended September 30, 1999 compared to $2.3 million for the three months ended September 30, 1998. The decrease in the loss results principally from increases in sales resulting from the commercialization of Busulfex(R) (busulfan) Injection and lower research and development spending. In addition, the Company had higher sales and marketing spending for Busulfex. The preferred stock dividend increased the net loss applicable to common shareholders.

Net sales increased 73% to $1.4 million for the three months ended September 30, 1999 compared to $0.9 million the prior year. The increase in net sales reflects the addition of Busulfex to the Company's commercialized products in February 1999. Sales of Busulfex are less than the Company's expectations as a result of slower penetration into the market. This is a result of the FDA's approval of a more restricted indication than planned, outpatient use of oral busulfan growing faster than anticipated, and the complex, time-consuming process in getting transplant centers to change their protocols. The Company is aware of an academic study to evaluate once or twice a day dosing of Busulfex in order that it might be used on an outpatient basis. The Company expects sales of Busulfex to increase in future periods as more hospitals include Busulfex in their treatment protocols, however United States market penetration will be slower than anticipated. The Company has also signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, Argentina, and South Africa. The Company also received approval from Canada's Therapeutic Products Programme
(TPP) to market Busulfex in that country. The approved indication provides for use of Busulfex as a conditioning regimen prior to bone marrow or hematopoietic progenitor cell transplantation, when used in combination with other chemotherapeutic agents and/or radiotherapy. Indications under the approval include acute lymphocytic leukemia, acute non-lymphocytic leukemia, acute myeloid leukemia, chronic myeloid leukemia, non-Hodgkin's lymphoma, Hodgkin's disease, multiple myeloma, myelodysplastic syndrome, breast cancer, ovarian cancer and several genetic diseases. The sales of Antizol(R) (fomepizole) Injection were slightly above the Company's expectations. Sales of Elliotts B Solution, Cystadane, Antizol-Vet, and Sucraid are consistent with the Company's expectations for 1999.

Gross profit margins increased to 85% for the 1999 quarter compared to 70% for the 1998 quarter. Cost of sales was $0.2 million for the three months ended September 30, 1999 compared to $0.3 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 42% from $1.8 million for the three months ended September 30, 1998 to $1.0 million for three months ended September 30, 1999. The decrease results from lower research and development spending on Busulfex offset by increased spending for Xyrem(R) (sodium oxybate) oral solution. The prior year's quarter included research and development spending on products whose clinical trials have been concluded, the most significant which is busulfex. The Company met with the FDA in the third quarter to determine the NDA requirements for Xyrem. Development activities were slowed until the outcome of this meeting was known. The Company expects research and development expense to increase significantly over current levels in subsequent quarters due to an acceleration of the development plans for Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug utilized in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased 50% from $0.6 million for the three months ended September 30, 1998 to $0.9 million for the three months ended September 30, 1999. This increase is largely attributable to significantly higher spending related to the commercialization of Busulfex. Sales and marketing expenses will likely continue to increase in subsequent quarters.

General and administrative expense was consistent from period to period and remained $0.6 million. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. The decrease from the prior year is the result of lower balances available for investment.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock that was issued on August 2, 1999. Each series has a dividend rate of 7.5%. Both preferred stock dividends are cumulative and payable in arrears, when and as declared by the Company's Board of Directors on August 1 and February 1 of each year. Preferred stock dividends were $0.2 million for the three months ended September 30, 1999 compared to $0.1 million for the same period the prior year. The Company intends to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000, which will cause preferred stock dividends to increase in subsequent quarters.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998 Net loss applicable to common shareholders was $4.7 million for the nine months ended September 30, 1999 compared to $6.4 million for the nine months ended September 30, 1998. The decrease in the loss results principally from higher sales volume resulting from the commercialization of Busulfex and lower research and development spending for Busulfex, offset by higher research and development spending for Xyrem and increases in sales and marketing and general and administrative expenses. The Company had higher sales and marketing spending for Busulfex as a result of the commercialization of the product in February 1999. The Company also had increased general and administrative expense resulting from compensation expense associated with staffing increases.

Net sales increased 23% to $4.4 million for the nine months ended September 30, 1999 compared to $3.5 million for the nine months ended September 30, 1998. The increase in net sales reflects the addition of Busulfex to the Company's commercialized products in February 1999. As indicated above, sales of Busulfex are less than anticipated as a result of slower than penetration into the market. The Company expects sales of Busulfex to increase in future periods, as more hospitals include Busulfex in their treatment protocols. The sales of Antizol will be at lower levels on an annualized basis than in1998 since future orders will most likely be based on use as poisonings occur. Sales of Elliotts B Solution, Cystadane, Antizol-Vet, Antizol, and Sucraid are consistent with the Company's expectations for 1999 and are not expected to increase significantly in future periods.

Gross profit margins increased to 83% for the nine months ended September 30, 1999 compared to 77% for the same period the prior year. Cost of sales for the period ended September 30, 1999 was $0.7 million compared to $0.8 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 31% to $3.7 million for the nine months ended September 30, 1999 compared to $5.4 million for the same period the prior year. This number largely reflects increased spending for Xyrem, and the prior year's period included research and development spending on products whose clinical trials have been concluded, the most significant being Busulfex. The Company expects research and development expense to increase significantly over current levels in subsequent quarters due to an acceleration of the development plans for Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug used in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased 27% to $2.4 million for the nine months ended September 30, 1999 from $1.9 million for the nine months ended September 30, 1998. This increase is largely attributable to higher spending related to the commercialization of Busulfex. Sales and marketing expenses will likely increase in subsequent quarters.

General and administrative expense increased 6% to $2.0 million for the nine months ended September 30, 1999 from $1.9 million for the same period the prior year. This increase is principally related to increased salary expense resulting from staffing increases and salary adjustments. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. The increase from the prior year is the result of additional invested funds from the successful preferred stock offering in the third quarter of 1998 and the settlement of the Company's obligation to Chronimed in December 1998.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued August 2, 1999. Preferred stock dividends were $0.5 million for the nine months ended September 30, 1999 compared to $0.1 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, the net proceeds from the 1995 and 1996 public offerings, the net proceeds from the 1998 and 1999 private placements of preferred stock, interest income and product sales. The 1995 and 1996 public offerings, and both private placements, resulted in aggregate net proceeds, after commissions and expenses, of $33.5 million.

Net working capital (current assets less current liabilities) decreased from $5.3 million at December 31, 1998 to $4.1 million at September 30, 1999. Cash and cash equivalents, and available-for-sale securities decreased from $7.5 million at December 31, 1998 to $5.7 million at September 30, 1999. The Company continues to invest its excess cash in interest-bearing, investment grade securities. The Company has a $0.5 million commercial revolving line of credit with a bank, expiring on May 15, 2000. As discussed previously, the Company has obtained a $2.05 million line of credit facility with UBS capital bearing interest at 7.5% maturing on August 2, 2002.

The Company's commitments for outside development spending decreased from approximately $3.4 million at December 31, 1998 to $2.7 million at September 30, 1999. The decrease resulted principally from the commercialization of Busulfex offset by additional commitments for the development of Xyrem. The Company expects additional future commitments for Xyrem as the product advances toward NDA submission to the FDA.

The Company has experienced recurring losses from operations since inception, with continuing losses expected through at least the end of fiscal 2000. The Company believes that its current working capital and anticipated gross profits from product sales will be sufficient to fund its operations through December 31, 2000. These assumptions are based upon the Company substantially increasing development expenses and revenues from the sale of its six marketed products. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. Any material reduction in projected revenues will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through reductions in personnel and development.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be negatively affected in the event it no longer meets the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. At September 30, 1999, the Company's net tangible assets equaled $4.4 million and its market capitalization was approximately $44.5 million (based on the last sale price of $6.75 and 6,588,707 shares outstanding). Net tangible assets are defined as total assets, less any intangible assets, less total liabilities. The Company is continuing to seek additional capital to ensure compliance with the Nasdaq requirements and maintain its Nasdaq listing. As long as the Company meets at least one of the aforementioned Nasdaq listing requirements, the Company's Common Stock would qualify for listing on the Nasdaq National Market. If the Company did not meet either of the Nasdaq requirements, the Company would qualify for quotation on the Nasdaq Small Cap Market provided it had net tangible assets in excess of $2.0 million.

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

The Company's information technology ("IT") systems consist of computer hardware systems and software applications supplied by third parties. The Company's strategy has been to replace its IT systems with current technology, which is both year 2000 compliant and more efficient. The Company has also purchased and implemented financial and operational software upgrades that are year 2000 compliant. For the three and nine months ended September 30, 1999, the Company IT system purchases have not been material. The Company's IT systems are year 2000 compliant.

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

PART II  -  OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable.

Item 2. Changes in Securities and Use of Proceeds

On August 2, 1999, the Company issued 2,950 shares of Series B Convertible Preferred Stock (the "Preferred Shares") in a private placement.

On August 2, 1999, the Company issued 2,950 shares of Series B Convertible Preferred Stock (the "Series B Preferred Shares") in a private placement. The private placement, which did not involve a public offering of the shares, was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. These shares are entitled to receive cumulative dividends at $75.00 per annum (or more in certain circumstances) and have both dividend and liquidation preferences over the Common Stock. The Series B Preferred Shares are convertible, at the option of the holder, into shares of the Company's Common Stock at a price equal to $6.50 per share. On the tenth anniversary of the issuance date, the Company must either (i) convert the shares into Common Stock, subject to a $1.2 million conversion fee payable in additional Common Stock, or
(ii) redeem the shares for cash at $1,000 per share plus accrued dividends. In addition, the Company may not take certain actions without the approval of the Preferred Shares holders.

On August 2, 1999, the Company issued warrants to purchase 2,050 shares of Series C Convertible Preferred Stock (the "Series C Preferred Shares") or to purchase 315,385 shares of the Series D Convertible Preferred Stock (the "Series D Preferred Shares") in a private. The Series C Preferred Shares, if issued, are convertible, at the option of the holder, into shares of the Company's Common Stock at a price equal to $6.50 per share. On the tenth anniversary of the issuance date, the Company must either (i) convert the shares into Common Stock, subject to a $0.8 million conversion fee payable in additional Common Stock, or
(ii) redeem the shares for cash at $1,000 per share plus accrued dividends. The Series D Preferred Shares, if issued, automatically convert into shares of the Company's Common Stock upon transfer to a permitted investor. If such shares are subsequently transferred to a person that is not a permitted investor the shares of common stock so transferred automatically convert back into shares of Series D Non-Voting Preferred Stock. A permitted investor is defined in Article III, Section % of the Certificate of Designation, which is attached to this report as
Exhibit 3.1. The Series C Preferred Shares, if issued, are entitled to receive cumulative dividends at $75.00 per annum (or more in certain circumstances) and have both dividend and liquidation preferences over the Common Stock. The Series D Preferred Shares have no dividends and no liquidation preferences.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX
------------------- --------------------------------------------------------------------- ---------------------------
Exhibit Number                                                                            Sequentially
                    Description                                                           Numbered Page
------------------- --------------------------------------------------------------------- ---------------------------
3.1                 Certificate of Designation for Series B, C and D Preferred Stock                  18
------------------- --------------------------------------------------------------------- ---------------------------
4.1                 Warrant to purchase shares of Series C Convertible Preferred Stock                38
                    or Series D Non-Voting Preferred Stock
------------------- --------------------------------------------------------------------- ---------------------------
4.2                 Warrant to purchase shares Series D Non-Voting Preferred Stock                    50
------------------- --------------------------------------------------------------------- ---------------------------
10.1                Stock Purchase Agreement between OMI and UBS Capital II LLC dated                 62
                    August 2, 1999
------------------- --------------------------------------------------------------------- ---------------------------
10.2                Promissory Note between OMI and UBS Capital II LLC dated August 2,               101
                    1999
------------------- --------------------------------------------------------------------- ---------------------------
99                  Cautionary Statements                                                            113
------------------- --------------------------------------------------------------------- ---------------------------
27                  Financial Data Schedule - For SEC EDGAR filing                                   126
------------------- --------------------------------------------------------------------- ---------------------------

(b) Reports on Form 8-K

The Company filed a Form 8-K on August 10, 1999 pertaining to the announcement of a financing transaction with UBS Capital.

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


Date  November 12, 1999                       By     /s/ John H. Bullion
      -----------------                              -------------------
                                                       John H. Bullion
                                                    Chief Executive Officer
                                                 (principal executive officer)