Form 10-K405
period 1999-12-31
ORPHAN MEDICAL INC
filed 2000-03-30
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the fiscal year ended December 31, 1999

                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from        to

                         Commission File Number 0-24760
                         ------------------------------

                              ORPHAN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                41-1784594
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or  organization)

   13911 RIDGEDALE DRIVE, SUITE 250,
         MINNETONKA, MN 55305                         (952) 513-6900
(Address of principal executive offices       (Registrant's telephone number,
           and zip code)                           including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                            $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 24, 2000 was $105,677,500. Common stock outstanding at March 24, 2000 was 8,248,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on June 6, 2000 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

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

ITEM 1. BUSINESS

OVERVIEW
Orphan Medical, Inc. (the "Company") acquires, develops and markets products of high medical value for patients within selected strategic therapeutic market segments ("STMS"). A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment. The Company concentrates its efforts on drugs with high medical value that may be marketed within its three selected STMS: Antidotes for poisonings, Oncology Support, and Sleep Disorders. Antizol and Busulfex are commercially available and are the Company's lead products in its Antidote and Oncology Support STMS, respectively. Xyrem is an investigational drug and is expected to be the Company's lead product in its Sleep Disorders STMS. In addition, the Company manufactures and distributes Cystadane, Antizol-Vet, and Sucraid although these products do not fall into any of the three selected STMS. However, the Company expects to continue offering Cystadane, Antizol-Vet, and Sucraid because these products have high medical value and require limited resources to market and distribute.

Each STMS defined by the Company is characterized by a well-defined patient population and treated by a well-defined group of medical specialists. The Company believes this approach makes a large specialized sales force unnecessary to market the Company's products because its marketing efforts can be focused on a limited number of medical specialists or patients. The high medical value of the Company's products is expected to facilitate marketing efforts directed toward users and prescribers. Through its sales force supported by marketing and sales methods available through the use of computer systems and the Internet, the Company intends to promote awareness of the key advantages of Orphan Medical brand products within the Antidote, Oncology Support, and Sleep Disorders STMS. The Company's marketing and sales efforts will differentiate products on the basis of quality, potentially improved medical outcomes, and cost effectiveness. The Company uses established distributors of pharmaceutical products for its products in a manner similar to that of most other pharmaceutical companies.

The Company believes its approach to pharmaceutical product development reduces the time, costs and risks traditionally involved in bringing pharmaceutical products to market. The Company does not conduct basic research and does not attempt to discover new drugs. Instead, the Company acquires licenses to develop, and possibly market, products that preferably have some existing clinical data that indicate therapeutic value and safety. In addition, the Company may consider acquiring products that have already received marketing approval from the FDA. The Company uses contract development, manufacturing, and consulting companies to assist it in its product development activities. This approach avoids the costs and financial risks associated with developing these capabilities internally.

The Company operates within a single industry segment: pharmaceutical product marketing, sales and development. To date, the Company has obtained marketing approval from the U. S. Food and Drug Administration (the "FDA") on all six of its New Drug Applications ("NDA"). These six products are commercially available in the United States and several foreign countries. Revenues from the Company's approved products outside the United States were approximately 10% of total 1999 revenues.

A Treatment Investigational New Drug ("IND") application for Xyrem was approved by the FDA in December 1998 and the Company began shipping Xyrem in February 1999 for use in its Treatment IND clinical trials. The Treatment IND allows the Company to seek payments for Xyrem used by patients enrolled in the Treatment IND clinical trials and to obtain additional clinical safety data in support of an NDA for Xyrem, which the Company expects to file as early as the second half of 2000. In addition, in February 1999 the FDA approved the Company's NDA for Busulfex and the Company began shipping Busulfex during the same month. The Company has discontinued reporting as a development stage company beginning in fiscal 1999. The Company did not achieve profitability in 1999 and does not expect to do so in 2000.

As an emerging and growing specialty pharmaceutical company, the Company has significant capital requirements to support product development efforts until substantial profitability is achieved. To that end the Company recently completed two financing transactions.

In February 2000, the Company completed the sale of 1.365 million newly issued shares of common stock for net proceeds of $10.7 million. The Company has committed to register the shares under the Securities Act of 1933, as amended. This new capital strengthens the Company's financial position and funds the development plan for Xyrem.

On August 2, 1999, the Company completed a $5.0 million financing transaction in a private placement. The funding consists of $2.95 million of the Company's Series B Convertible Preferred Stock and a commitment of $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock may be converted prior to August 2, 2009 into common shares at a price of $6.50 per share. The debt bears an interest rate of 7.5% and matures on August 2, 2002.

In connection with the financing, the Company also issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either $2.05 million of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and also has a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights). The other warrant, issued in relation to the debt, entitles the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require the exercise of the warrants under certain conditions.

The financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock outstanding as of August 1, 1999 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.

STRATEGIC BACKGROUND
In the 1950s and early 1960s, drug development was relatively inexpensive and regulatory approval was straightforward. Pharmaceutical companies through sales forces marketed their products directly to physicians who generally had independent responsibility for prescription and purchase decisions. In the 1970s, however, regulatory standards and competition increased and the price of research and development and manufacturing rose dramatically. In the 1980s and 1990s, physicians were constrained on their prescription decisions by managed care entities and drug companies revised their targeted rates-of-return or financial "hurdle rates", as well as other selection criteria, to avoid developing drugs whose incremental profit contributions were considered insufficient to provide acceptable returns on investment. Many of the drugs that did not meet these criteria were drugs for smaller patient populations. As a consequence, new drugs for such patient populations were less likely to be developed by larger companies.

Some research institutions, universities and small companies, however, have continued to develop and conduct clinical trials on these types of drugs.

The Company's strategy is based on several factors relating to these and other changes in the health care and pharmaceutical industries:

* Larger pharmaceutical companies generally have increased their financial hurdle rates, seek new products with annual revenues greater than $200 million and avoid developing new products that address diseases outside their therapeutic area of focus. As a result, the Company believes many developmental products of high medical value are available for licensing on favorable terms. If these products are intended to address smaller markets, they may be eligible for orphan drug designation. Many of these products have already been developed to the point where the time and cost required to bring the product to market can be reasonably estimated.
* Because of "downsizings" in pharmaceutical companies, skilled employees experienced in the research, development, manufacturing or commercialization of new medicines are available on a contract basis. These individuals have often formed or joined contract clinical research organizations ("CROs"), contract manufacturing companies or drug development and marketing consulting firms. Thus, the knowledge and skills required to address many aspects of drug development are available on a contract basis from outside companies or individuals.
* To address rapidly changing market forces, alternative means of marketing and distributing pharmaceuticals have been created. The advent of the Internet has dramatically increased the availability of information, including information related to health and health care products. Many products, particularly those targeted to smaller, well-defined markets, do not require a large, specialized sales force and can be marketed through direct means such as continuing medical education programs, exhibits at professional meetings, direct mailings, telemarketing, and the Internet. In addition, these products can be effectively distributed through companies proficient in distribution of pharmaceutical products to smaller patient populations.

In response to these changes, the Company has adopted a business strategy that is centered on products of high medical value within well-defined strategic therapeutic market segments, uses the knowledge and skills available on a contract basis from outside sources, and uses alternative marketing and distribution channels.


BUSINESS STRATEGY
The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within a selected STMS. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment. In addition to products with high medical value, the Company seeks pharmaceuticals that will likely be eligible for insurance reimbursement, have readily measured clinical endpoints, existing positive clinical data, proprietary attributes, and offer attractive financial returns. The Company does not conduct basic research and does not attempt to discover new drugs, but instead seeks to acquire and further develop products that already have some clinical data that indicate the presence of therapeutic value and safety. The Company's strategy of developing and marketing high medical value drugs with these clinical characteristics is intended to achieve the following benefits.

* REGULATORY REQUIREMENTS AND REVIEW - Drugs of high medical value have a greater likelihood of receiving expedited review by the FDA. If such drugs also have smaller patient populations, the number of patients required for clinical trials is generally reduced.
* REDUCTION OF PRODUCT DEVELOPMENT TIME AND COST - While the safety and efficacy of every drug must be established to the satisfaction of the FDA, the amount of data required to bring a new drug of high medical value to market is generally less than for a drug that is available in similar dosage forms or formulations and that is intended for very large markets. Furthermore, the Company generally attempts to concentrate resources and project management attention on a single medical indication in order to limit the amount of clinical information required by the FDA to clear a product for marketing. The time and cost of development is directly related to the amount of clinical information required for regulatory approval.
* LIMITED INFRASTRUCTURE - The Company believes that high quality pharmaceutical products can be developed efficiently and economically using well established independent contractors to assist its experienced staff.

     Accordingly, the Company uses the available pool of contract development, manufacturing, distribution and consulting companies to assist in product development and marketing activities. This approach allows the Company to avoid the costs, time and financial risks associated with developing an extensive infrastructure in support of these capabilities internally.
* MARKETING STRATEGY - The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within selected STMS. An STMS is a subset of a therapeutic area where one or more products can be grouped to satisfy unmet needs. To assess the viability of an STMS, the Company considers the following questions:
     * Are there unmet therapeutic needs as defined by the customer (the patient or the health care practitioner)?
     * Do product development or product acquisition opportunities exist in order to build a profitable business in a particular STMS?
     * Can the Company build brand recognition and command significant market share in a particular STMS?
* DIRECT SALES - The Company has built a small, specialized sales force to promote Antizol and Busulfex. The sales force has extensive knowledge of the Antidote and Oncology Support STMS, as well as extensive marketing and business experience. The Company's sales force utilizes a consultative, customer oriented approach to selling, which is aided by high quality information systems. The Company expects to utilize a similar sales force approach with the Sleep Disorders STMS.
* ALLIANCES - The high medical value of the Company's products has interested other companies seeking to market the Company's products outside the U.S. To date, the Company has agreements with six distributors relating to five of the Company's products. The Company also believes that its relationships with these distribution partners, among others, may provide strategic benefits; possibly in the area of product acquisition opportunities or in market share penetration programs.
* ATTRACTION OF POTENTIAL NEW PRODUCTS - As the Company's strategy and focus on pharmaceutical products of high medical value within a selected STMS becomes better known and understood by others in the research and development community and as the Company proves its ability to market and sell into an STMS, the Company expects more product development or acquisition opportunities will be presented to it in the future.


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


PROPRIETARY RIGHTS
To encourage the continued development of drugs for smaller patient populations, the federal government enacted the Orphan Drug Act of 1983. This Act provides incentives to companies to develop and market drugs for rare diseases or conditions that are known to affect fewer than 200,000 people in the United States. A company must request orphan drug designation before an NDA is approved, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent (drug) and its potential orphan use (market) are published by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. The FDA may grant orphan drug designation to more than one company of an identical drug for the same designated indication, however under current law, orphan drug status is granted to the first company receiving FDA marketing approval of a drug with orphan drug designation. A company receiving orphan drug status for a designated indication is entitled to a seven-year exclusive marketing period in the United States for the drug with the approved indication, subject to certain limitations. Orphan drug status, however does not prevent subsequent approval of a different drug for the same designated indication, nor subsequent approval of the same drug for a different designated indication, nor provide any marketing exclusivity in foreign markets.

Since 1983, the FDA has assigned orphan drug designation to more than 650 potential products. Although the Company believes the size of the aggregated markets for orphan and small market drugs may be large, the total annual market for any particular orphan drug indication rarely exceeds $100 million and most have potential markets of less than $25 million annually.

Orphan Drug protection is available in Japan under requirements such as those in the United States. The European Union is expected to approve orphan drug regulations in 2000.

The Company believes it is important that its proposed products receive patent protection or orphan drug designation or have other factors that limit potential competition. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim, indication or application, subject to certain limitations. The Company has five products with orphan drug status. Veterinary products are not eligible for orphan drug status, but the Company's Antizol-Vet product has another form of U.S marketing exclusivity for a period of five years from its November 1996 marketing approval date. Applications for Orphan Drug designation will be made where appropriate and available for any additional indications or products that may be licensed in the future.

The license agreement pursuant to which the Company has acquired rights to develop and market Busulfex provide for an assignment of the licensor's proprietary rights, including patent and technology rights. With respect to additional products it may license in the future, if any, the Company expects that such licenses will include, if such rights are available, an assignment of the licensor's proprietary rights with respect to the licensed product. Foreign patent applications have been filed for Busulfex and Xyrem. The Company evaluates the desirability of registering approved patents or other forms of protection for its products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.


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

Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and involve patients with the disease under study. These trials are well-controlled, closely monitored and involve a relatively small number of subjects, usually no more than several hundred. The optimal dosages, methods and schedules of administration are determined in these clinical trials. If Phase II trials are successfully completed, Phase III trials are often commenced, although Phase III trials are not always required, particularly for drugs of high medical value intended for smaller patient populations, if efficacy and safety have been validated in the Phase II trials.

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

Upon the successful completion of clinical testing, a marketing application (e.g., NDA) is submitted to the FDA for approval. This application requires detailed data on the results of pre-clinical testing, clinical testing and the composition of the product; specimen labeling to be used with the drug; information on manufacturing methods; and samples of the product. Following the passage of the Prescription Drug User Fee Act ("PDUFA"), the FDA typically takes from six to eighteen months to review an NDA after it has been accepted for filing. Following its review of a marketing application, the FDA invariably raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. The FDA can also determine that a drug is "approvable" contingent on satisfactory review of additional information requested by the FDA. We cannot assure you that such requests by the FDA for additional information can be fulfilled in a timely manner, if at all. If the FDA approves the NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications ("DDMAC"), the FDA's marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing with a modification, or restriction to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, to be conducted.

OPERATING FUNCTIONS
The Company has structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in the Company's processes of product acquisition, development and marketing.

         PRODUCT ACQUISITION
The Company is actively searching for product licensing opportunities preferably within its selected strategic therapeutic market segments. The continual acquisition of products for development and/or commercialization is a key element of the Company's growth strategy. The Company attracts product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, the Company has carefully evaluated many product opportunities. To date, sixteen products have been acquired and, of these, seven products are currently under development or being marketed.

The Company seeks to acquire pharmaceutical products within selected STMS that, in the Company's opinion, generally:

* Are of high medical value as defined by the customer (physician or patient) within a STMS;
*    Are targeted at distinct patient populations;
*    Are prescribed by physician specialists;
* Can be marketed with a small, specialized sales effort to health care specialists, health care institutions, and patients;
*    Are likely to be eligible for reimbursement by third-party payors;
* Have or are candidates for patent protection, orphan drug designation or have other characteristics that enhance the Company's competitive position;
* Treat diseases that have clinical endpoints (i.e., signs or symptoms) that are readily measured;
* Are conventional pharmaceutical products that are relatively straightforward in formulation and development, and do not involve the application of new technologies;
* Are in Phase II or Phase III clinical trials and have a relatively high likelihood of obtaining the approval of the FDA within three years of their acquisition;
* Offer attractive potential financial returns with relatively inexpensive development costs;
* Compliment other products in an existing STMS or can be grouped with other products to build a new STMS.

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

The Company seeks to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. The Company also searches for product candidates that represent new dosage forms of previously approved or known compounds because the Company believes these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, the Company attempts to develop medicines where there are clear clinical endpoints that demonstrate their effectiveness. Generally, the Company seeks to acquire products that can be developed to the point of FDA approval within three years of their acquisition with expected development costs in the range of $5.0 to $15.0 million. Contrast this approach to the development of therapies for complex diseases (e.g., AIDS, psychoses or complex cancers) that can require a decade or more of development and involve the expenditure of tens of millions of dollars or more. Typically, the Company also focuses its development efforts on one indication and, when possible, one dosage form to minimize development costs. Additional indications or dosage forms will only be evaluated after the primary NDA is submitted or approved.

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

The Company's management reviews all new product opportunities and makes recommendations to the Board of Directors of the Company regarding the license or acquisition of any proposed additional products. The product review process generally involves discussions with customers (physicians and patients) within a given STMS to identify unmet needs, and with the initial product developer and experts in the disease treated by the drug; a review of research publications and other databases to gauge competitive activities; market research aimed at identifying potential acceptance by the end user; technical evaluations to determine manufacturability and cost; expected FDA regulatory requirements to obtain acceptable marketing or promotional claims; and a legal review of any relevant proprietary rights. If this review indicates that the proposed product meets the Company's selection criteria, efforts to negotiate a license are initiated. Generally, the Company seeks to obtain licenses that require a minimal signing fee, are subject to commercially acceptable royalty levels and, where appropriate, provide for the continued involvement of the original developer in the development process through a consulting or similar arrangement.

The Company is continually evaluating additional proposed products within the selected STMS. Although the Company generally is actively discussing product licensing or acquisition possibilities with other parties, it currently does not have any binding agreements or arrangements for the acquisition of any additional products. Should the Company be unsuccessful in acquiring additional proposed products for development and commercialization within a selected STMS, the Company may reassess the viability of the selected STMS and redefine the selected STMS to expand the number of potential products that might satisfy the Company's acquisition criteria for a viable STMS to ensure adequate future growth of the Company.

         PRODUCT DEVELOPMENT
Pharmaceutical product development is one of the Company's principal activities. The Company has incurred $29.8 million in research and development expense through December 31, 1999. In addition, the Company estimates that it will need to incur at least an additional $6.4 million in research and development expense relating to the products it currently markets and to obtain FDA approval for marketing Xyrem as expeditiously as possible.

A major element of the Company's product development strategy is to use third-parties or contract research organizations or CROs to conduct safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA review and approval process, and to manufacture and distribute any FDA approved products. The Company believes that maintaining a minimal infrastructure will enable it to develop products efficiently and cost effectively. To facilitate this strategy, the Company utilizes a team approach to develop its proposed products. A development team is organized and managed by senior staff. The development team is cross-functional and includes in-house experts, as well as appropriate outside consultants, to manage all development activities and market planning with respect to a proposed product. A development team designs a development plan, which will support the proposed indication and marketing claims, and creates a financial budget for the proposed product and contracts with outside development agents and consultants to arrange for the necessary clinical and toxicology studies, manufacturing arrangements and FDA filings. Upon approval of the NDA by the FDA, the Company's marketing and sales staff manages sales of the proposed product.

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

This contract approach to product development requires project management by professionals with substantial industry experience. The Company believes it has in-house experts in areas of critical importance to all of its proposed products who can be consulted by the development teams. These areas include regulatory affairs, marketing and sales, quality assurance, manufacturing, clinical trials management, finance, information systems and general management.

The product development process is designed to identify any problems associated with a proposed product's clinical aspects. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting the market research and planning process concurrently with a product's development. No drug development portfolio can be completely insulated from potential failures and it is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. To date, the Company has discontinued development activities with respect to eleven proposed products because the estimated financial returns of these proposed products were deemed unacceptable by management.

         MANUFACTURING
The Company does not have and does not intend to establish any internal product testing, drug or chemical synthesis of bulk drug substance, and manufacturing capability for drug product. Manufacturers of the Company's products are subject to applicable Good Manufacturing Processes ("GMP") as required by FDA regulations, or other rules and regulations prescribed by foreign regulatory authorities. The Company is negotiating or has entered into bulk drug supply and drug product manufacturing agreements with third parties for all of its FDA approved products and is dependent on such third parties for continued compliance with GMP and applicable foreign standards. The Company believes that qualified manufacturers will continue to be available in the future, at a reasonable cost to the Company, although there can be no assurance that this will be the case.

Due to FDA mandated dating requirements and the limited market size for each of the Company's approved products, the Company may be subject to complex manufacturing logistics, minimum order quantities that could result in excess inventory as determined under the Company's accounting policy, unsalable inventory as a result of product dating expiring prior to use, and competition with others for manufacturing services when needed or expected. The Company has a production planning program to assess and manage the manufacturing logistics amongst the vendors supplying the required finished product components of bulk drug substance, drug product and packaging.

The Company is substantially dependent on its contract drug product manufacturers. These manufacturers have been approved by the FDA for the production of the Company's approved products. Following is a listing of the Company's contract drug product manufacturers:

Contract Drug Product Manufacturer         Marketed and Proposed Products
------------------------------------------ -------------------------------------
An affiliate of Boehringer Ingelheim       Antizol, Antizol-Vet, Elliotts B
                                           Solution, and Busulfex

NutraMax, Inc.                             Sucraid

Proclinical, Inc.                          Cystadane

Catalytica Pharmaceuticals, Inc            Xyrem (Treatment IND supplies)
(final contract not negotiated)

Global Pharm, Inc. (final contract         Xyrem (Treatment IND supplies)
not negotiated)

In addition to the contract drug product manufacturers, the Company is substantially dependent on Ash Stevens, Inc. ("Ash Stevens") and Lonza, Inc. ("Lonza"). Ash Stevens is the Company's sole supplier of bulk drug substance for the manufacture of Antizol, Antizol-Vet, and Busulfex; while Lonza is the Company's sole supplier of bulk drug substance for the manufacture of Xyrem for use in clinical trials and is anticipated to be the sole supplier of any approved product.

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

As part of its marketing efforts, the Company identifies and defines appropriate STMS, identifies customer needs within each STMS, identifies specific product acquisition candidates within each STMS, works with the development team to insure clinical data are collected that supports the desired indication and marketing claims, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis, the product's marketing plan is developed. Upon submission to the FDA of a proposed product's NDA, the product management responsibilities transition from the development team to the Company's marketing and sales staff. The development group continues to provide support where needed to enhance marketing and sales efforts. This group is responsible for all aspects of a product's marketing and sales, including product forecasting, positioning, price, promotion and physical distribution to successfully launch and commercialize the product. Senior sales and marketing employees lead a cross functional team of internal personnel and external consultants to implement a product's marketing and commercialization plan. In addition, marketing and sales staff also supports the Company's international sales efforts through support of and interfacing with work with international partners.

         MARKETING - FOREIGN
In general, the Company expects to license foreign marketing, sales and distribution rights after an NDA is submitted in the United States. The Company contracts with foreign companies (usually pharmaceutical companies) to market and distribute its products. The Company considers Europe, Japan and Canada to be its most attractive foreign markets. The Company has entered into marketing, sales and distribution agreements for Antizol, Cystadane and Sucraid in Europe, Cystadane and Sucraid in Australia and New Zealand, Busulfex, Cystadane, Elliots B Solution and Sucraid in Israel, Antizol and Cystadane in Canada, and Elliotts B Solution in Central America. In October 1999, the Company signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, as well as Argentina and South Africa. Pierre Fabre, a private company with 1998 sales in excess of $1 billion and approximately 8,300 employees, will market Busulfex to transplant centers through its 75 oncology marketing and sales personnel. The Company has also signed an agreement with IDIS World Medicine in December 1999 to distribute Busulfex on a "named patient basis" to requesting physicians outside of the United States, Canada and Israel. The Company began shipments to IDIS in January 2000. The Company expects to seek a marketing and distribution partner for Busulfex in Japan.

The Company's practice is to negotiate contracts with foreign distributors that generally provide for minimum order and sales performance, including minimum fee payments. The Company's accounting policy is to recognize minimum fees, if any, when earned. Minimum fees negotiated with foreign parties to date are not material and are not refundable, nor subject to future performance criteria. The foreign contracting party is responsible for obtaining marketing approval for the Company's product to which the agreement relates and the Company is responsible for providing selected U.S regulatory information to the foreign party on request. The Company cannot unilaterally terminate these agreements without established evidence of default, but these agreements do expire over a defined period of time and the Company may seek other foreign parties to provide comparable services upon expiration if not satisfied with the performance of its partners. The principal benefit a foreign party receives from entering into these agreements with the Company and paying the minimum fees, if any, is a contracted price for acquisition of product from the Company because the Company is the sole supplier of its approved products on a worldwide basis.

         DISTRIBUTION
The Company does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be more economically and efficiently distributed through third party distribution organizations. The physical distribution of the Company's products through third parties allows the Company to avoid some of the costs associated with developing internal information systems that comply with regulatory requirements and satisfy customer service demands. Cystadane and Sucraid are principally distributed directly to patients through third party mail order pharmacies. Chronimed and an affiliate of Cardinal Health are the principal third party distributors of Cystadane and Sucraid, respectively. Elliotts B Solution, Antizol and Busulfex are primarily used in a hospital setting and are distributed by an affiliate of Cardinal Health. The distribution of Antizol and Busulfex through an affiliate of Cardinal Health facilitates the sale of these products directly into hospitals or, if customers prefer, through their primary wholesaler. Antizol-Vet is a product used in veterinary clinics and is distributed by an affiliate of Cardinal Health to individual veterinary clinics and a network of veterinary wholesalers.


COMPETITION
Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including those described below.

* PRODUCT ACQUISITION - The Company intends to acquire the rights to products with important therapeutic advantages that generally are not of interest to larger pharmaceutical companies. Nevertheless, the Company will compete with other entities in acquiring product rights from universities and other research institutions, as well as from other potential licensors.
* PRODUCT DEVELOPMENT RESOURCES - The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.
* ORPHAN DRUG DESIGNATION - The Company is aware of two other companies that have filed for and received orphan drug designation on products similar to two of its products. Sparta Pharmaceutical (acquired by SuperGen in 1999) and Teva (formerly Biocraft) have been granted orphan drug designations for their intravenous busulfan and sodium oxybate, respectively. Intravenous busulfan and sodium oxybate are the equivalent of the Company's Busulfex and Xyrem products, respectively. The Company does not believe SuperGen is developing an intravenous busulfan. During 1999, the Company entered into an agreement with Teva, that, in effect, transfers Teva's development data and development rights to the Company. While the Company is not aware of others holding or seeking orphan drug designations for products that would compete with the Company's products for NDA approval, there can be no assurance that the Company's products will not have such competition for the protection conferred by orphan drug status.
* MARKETING AND SALES - Each of the Company's current products will face competition from other products or from other therapeutic alternatives. In general, the Company's products will compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company.


GRANTS
The FDA Office of Orphan Drug Products (Orphan Drug grants) and the Small Business Administration (SBIR grants) offer grants to companies whose efforts meet certain requirements. Orphan Drug grants were made available for Busulfex, Antizol and Colomed and an SBIR grant was made available for Intrachol. From July 1, 1995 through December 31, 1998, the Company collected approximately $1,567,000 in grant proceeds with respect to approximately $1,567,000 in grant related disbursements. The grant proceeds collected by the Company are non-refundable. There can be no assurance that Orphan Drug or SBIR grants will be made available to the Company in subsequent periods. The Company currently has no active grants.


GOVERNMENT REGULATION
         GENERAL
Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Several potential approaches are under consideration, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, price discounts from drug manufacturers, the creation of large purchasing groups and other significant changes to the health care delivery system. In addition, some states have adopted or are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. Because of uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company or its prospects.

         REIMBURSEMENT
Employers, through payments to their employee benefit plans, bear a significant share of the health care costs of their employees. These plans are typically administered by insurance companies, health maintenance organizations, preferred provider organizations and other third-party payors. Health care services and products, including pharmaceutical products, are also paid for by government agencies, such as Medicaid. Employers and the payors involved in providing or administering health care benefits are increasingly turning to "managed care" systems to control health care costs. Under these systems, the administrative requirements and standards of care are established by the health care purchasers and providers and the benefit level depends on the negotiated price. Managed care systems usually limit treatment options to approved therapeutic regimens and "formularies," or lists of approved drugs and medical products.

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

         PRODUCT APPROVALS
The Company's products require FDA approval in the United States and comparable approvals in foreign markets before they can be marketed. The development of investigational products and the marketing of approved products requires continuing compliance with FDA regulations.

         SCHEDULED PRODUCTS
Products that are designated "controlled" substances also require compliance with regulations administered by the U.S. Drug Enforcement Agency ("DEA"), and similar regulations administered by state regulatory agencies. On February 18, 2000, the President signed federal legislation that directs the U.S. Attorney General to use her emergency scheduling authority to make gamma hydroxybutyrate
(GHB) a Schedule I substance within 60 days. Schedule I is the designation by which illegal drugs are controlled. The bill further directs the Attorney General to treat GHB products being studied under Food and Drug Administration
(FDA) approved protocols as Schedule III substances. This legislation also mandates that Schedule III designation will apply to any FDA approved New Drug Application (NDA) for GHB products.

         MANUFACTURING REGULATION
All facilities and manufacturing techniques used to manufacture products for clinical use or sale in the United States must be operated in conformity with GMP, the FDA requirements governing the production of pharmaceutical products. FDA approval is required before a contract manufacturer can implement most changes in manufacturing procedures for any of the Company's approved products. The Company has established a quality assurance program to monitor third-party manufacturers of its products to promote compliance by such manufacturers with domestic and foreign regulations (based on country of use). In addition, FDA approval is required for changing contract manufacturers of approved products. Obtaining the FDA's approval for a change in manufacturing procedures or change in manufacturers could cause production delays and loss of revenue.

         FOREIGN REGULATION
Products marketed outside of the United States are subject to regulatory approval requirements similar to those required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain European countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. The Company intends to utilize foreign partners to apply for foreign marketing approvals.

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

HUMAN RESOURCES
The Company has forty-seven full-time and six part-time employees. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.

TRADE SECRETS
The Company also relies on trade secrets and proprietary know-how to protect certain of its technologies and potential products. The Company requires employees, consultants and advisors to enter into confidentiality agreements that prohibit disclosure to any third party or use of such secrets and know-how for commercial purposes. Company employees also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived during their employment that relate to the Company's business. We cannot assure, however, that these agreements will be observed to prevent disclosure or that they will provide adequate protection for the Company's confidential information and inventions.

DISCONTINUED DEVELOPMENT PRODUCTS
Through December 31, 1999, the Company discontinued development activities on a total of eleven proposed products. During 1997, the Company discontinued development activities on the following proposed products: Colomed, Caprogel, Clonidine, alpha-galactosidase A, colloidal bismuth subcitrate, Intrachol, Repliderm, 5FU (5-fluorouracil), and other indications of Cystadane. In December 1998, the Company sold its rights to colloidal bismuth subcitrate for $750,000, and is evaluating the potential value of its rights to one or more of the other proposed products that were discontinued in 1997. Depending on the availability of financing in subsequent periods, the Company may continue development of one or more of the proposed products that have been discontinued based on the criteria described under the Product Acquisition section. In addition, prior to 1997, the Company discontinued development activities on two proposed products, which proved to have little potential future value. There can be no assurance that the Company's license rights and/or any clinical data related to a discontinued product have any value to a third party and, if such rights or clinical data have value, there can be no assurance that the Company can come to terms with a third party for the sale of such rights or clinical data.

PRODUCTS

The following tables summarize certain information relating to the Company's products:

                                             MARKETED PRODUCTS
-------------------------------------------------------------------------------------------------------------
                                                                         NDA       U.S. Patent    Orphan Drug
                                                                       Approval     Issued or       Status
Approved Product and STMS                        Application             Date      Applied For        **
-----------------------------------        -----------------------     --------    -----------    -----------
I. ANTIDOTE STMS
-----------------------------------
Antizol(R)(fomepizole) Injection           Antidote for ethylene       December         No          Granted
                                           glycol (antifreeze) or        1997
                                           suspected ethylene
                                           glycol ingestion in
                                           humans

II. ONCOLOGY SUPPORT STMS
Busulfex(R)(busulfan) Injection            For use in combination      February         Yes         Granted
                                           with cyclophosphamide         1999
                                           as a conditioning
                                           regimen prior to
                                           allogenic hematopoietic
                                           cell transplantation
                                           for chronic myelogenous
                                           leukemia ("CML")

Elliotts B(R) Solution (buffered           Diluent for                 September        No          Granted
   Intrathecal electrolyte/dextrose        intrathecally                  1996
   Solution)                               administered
                                           methotrexate sodium and
                                           cyarabine

III. OTHER
Cystadane(R)(betaine anhydrous for         Homocystinuria, a            October         No          Granted
   oral solution)                          genetic disease               1996

Antizol-Vet(R)(fomepizole)                 Antidote for ethylene       November         No         Five year
   for Injection                           glycol (antifreeze) or        1996                      period of
                                           suspected ethylene                                     exclusivity
                                           glycol ingestion in
                                           dogs

Sucraid(R)(sacrosidase) oral               Sucrase deficiency, a        April           No          Granted
   solution                                genetic disease               1998

                                           PRODUCTS UNDER DEVELOPMENT
-----------------------------------------------------------------------------------------------------------------
                                                                          Phase of      U.S. Patent   Orphan Drug
                                                                         Development     Issued or    Designation
Proposed Product and STMS                      Proposed Application           *         Applied For        **
-----------------------------------        ---------------------------   -----------    -----------   -----------
I. SLEEP DISORDERS STMS
Xyrem(R)(sodium oxybate) oral              Under investigation for the
   solution                                treatment of narcolepsy           III            Yes           Yes

* Development Phases are discussed under "Business - The Regulatory Process". ** Orphan Drug Designation and Status are discussed under "Business -
   Proprietary Rights"


ANTIDOTE STMS - APPROVED PRODUCT
         ANTIZOL (FOMEPIZOLE) INJECTION
Antizol, the first of the Company's products in the Antidote STMS, received marketing clearance from the FDA on December 4, 1997. The Company commenced shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. In a survey conducted in 1999 by the American Association of Poison Control Centers, over 6,300 cases of ethylene glycol poisoning were reported to United States poison control centers. In the same year, there were approximately 600 treatments for such poisonings. The Company believes that hospital pharmacies will continue to stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 1999, Antizol contributed approximately 43% of the Company's total 1999 revenue. The Company expects to see incremental stocking by hospitals in 2000, due to the 1999 publishing of clinical data and guidelines for treatment.

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

Orphan Medical was granted release from its Phase IV commitment as a result of the very small number of pediatric patients requiring treatment for ethylene glycol and methanol poisonings. A supplemental NDA covering the methanol indication is expected to be submitted to the FDA in the near future.


ONCOLOLOGY SUPPORT STMS - APPROVED PRODUCTS
         BUSULFEX (BUSULFAN) INJECTION
Busulfex is the Company's lead product in its Oncology Support STMS. Following an accelerated six-month priority review, the Company received regulatory approval from the FDA in February 1999 to market Busulfex in the United States. The FDA approved Busulfex for use in combination with cyclophosphamide as a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia ("CML"). The first commercial sales of Busulfex occurred in February 1999, within two weeks of FDA approval. Busulfex also received approval to market in Canada in September 1999, and in Israel in February 2000. The indications approved in Canada and Israel, provide for use of Busulfex as a conditioning regimen prior to bone marrow or hematopoietic progenitor cell transplantation, when used in combination with other chemotherapeutic agents and/or radiotherapy. Included in the Canadian indication are acute lymphocytic leukemia, non-lymphocytic leukemia, acute myeloid leukemia, non-Hodgkin's lymphoma, Hodgkin's disease, multiple myeloma, myelodysplastic syndrome, breast cancer, ovarian cancer and several genetic diseases.

In October 1999, the Company signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, Argentina, and South Africa. Pierre Fabre, a private company with 1998 sales in excess of $1 billion and approximately 8,300 employees, will market Busulfex to transplant centers through 75 oncology marketing and sales personnel. The Company signed an agreement with IDIS World Medicine in December 1999 to distribute Busulfex on a named patient basis to requesting physicians outside of the United States, Canada and Israel. The Company began shipments to IDIS in January 2000.

Bone marrow and peripheral stem cell transplants are collectively known as hematopoietic progenitor cell transplants, but are more commonly referred to as stem cell or bone marrow transplants. This year approximately 20,000 stem cell transplants are expected to be performed in the United States, with another 20,000 expected to be performed outside the United States. One of the many complex steps in performing a stem cell transplant includes using high doses of chemotherapeutic drugs, such as Busulfex, and/or radiation as a "conditioning regimen" to destroy the abnormal cancer cells in the bone marrow and to create "space" for the engraftment of transplanted stem cells. The stem cell transplant then replaces the diseased or damaged marrow to grow into healthy marrow.

An oral form of busulfan has been used in the transplant setting for a number of years. However, there are difficulties associated with its use. A patient undergoing a transplant may be required to take up to 35 busulfan pills every six hours, or up to 140 pills each day, over four days, often while in a state of nausea. If the patient vomits any of the pills, they are often given additional pills to ensure they receive the administered dose. Unfortunately, because the absorption of the pills through the gastrointestinal system is erratic, it is difficult to determine how much of the administered dose has actually been absorbed. This variation in drug exposure can cause underdosing, possibly leading to an ineffective conditioning regimen. Conversely, the variation can lead to overdosing, causing an excessive amount of toxicity to the patient. Because of these variations, many authors have cited the need for an intravenous form of busulfan. The Company is the first to bring an intravenous form of busulfan to the market.

Of the 20,0000 procedures expected to be performed in the United States, more than 4,000 of these may receive some form of busulfan, as part of the pre-transplantation conditioning regimen. The Company is marketing Busulfex to hematologists and oncologists who perform stem cell transplants at cancer treatment centers.

As clinicians review the clinical study data, they have responded positively to the results seen in the Busulfex trials. The pharmacokinetics seen with Busulfex, meaning the level of drug exposure, demonstrate the consistency that would be expected with an intravenous drug. This consistency has led to the outcomes seen with Busulfex, which show a low rate of liver toxicity as well as an acceptable rate of early mortality within the first 100 days, the most critical period for the patient. These factors may lead to improved safety and an improved likelihood that a BMT will be successful.

Adoption of Busulfex into standard busulfan-based regimens has been steady, and several clinicians in leading institutions have initiated new research protocols using Busulfex to enhance the conditioning regimen, based on clinical data and experience with Busulfex. Several leading United States research centers have indicated to the Company that they have initiated or intend to initiate new study protocols specifying the use of Busulfex.

Many other drugs are currently being developed for use in the BMT area. Although most of these new drugs are used for a different purpose during the bone marrow transplant and not in the conditioning regimen, some of them may compete with Busulfex. In addition, the Company is aware that SuperGen Inc., which acquired Sparta Pharmaceutical in 1999, now owns rights to another form of intravenous busulfan which was in development by Sparta prior to its acquisition. SuperGen holds orphan drug designation for its intravenous busulfan and could seek orphan drug status, if SuperGen were to proceed with development of its intravenous and if the FDA approves an NDA for such a product.

The Company has obtained orphan drug status for Busulfex for the approved indication, which provides marketing exclusivity for that indication to the Company through February 2006. The Company has contracted with a third party for the production of Busulfex under GMP conditions. In addition, the Company has an exclusive, worldwide license from M.D. Anderson Cancer Center, The University of Texas, and The University of Houston (collectively, the "busulfan licensors") to develop and market an intravenous form of busulfan, which is effective for the term of busulfan licensors' patent rights. The busulfan licensors have been granted two U.S. patents covering the licensed product's formulation and its use in bone marrow transplants and other conditions, which expire in September 2016 and July 2015, respectively. The product is distributed for the Company by an affiliate of Cardinal Health.

     ELLIOTTS B SOLUTION (BUFFERED INTRATHECAL ELECTROLYTE/DEXTROSE INJECTION) Elliotts B Solution, the first of the Company's products in the Oncology Support STMS, received marketing clearance from the FDA in September 1996. The first commercial sales of Elliotts B Solution occurred in December 1996. Elliotts B Solution is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. Elliotts B Solution is a buffered diluent for the intrathecal administration (injection into the fluid space surrounding the spinal cord) of chemotherapeutic agents. Intrathecal injections are most commonly made in treating acute lymphoblastic leukemia ("ALL"). ALL is the most prevalent form of leukemia in children. Due to advances in chemotherapy, the cure rate for ALL has improved dramatically in the past 30 years, going from almost zero to nearly 75% today. As a part of modern chemotherapy, doctors often administer a series of up to 20 injections of methotrexate sodium into the cerebrospinal fluid of patients. Elliotts B Solution is comparable in pH, electrolyte composition, glucose content and osmolarity to cerebrospinal fluid. It is estimated that cerebrospinal injections of methotrexate sodium are administered to about 6,000 people in the United States on an annual basis. Elliotts B Solution revenues through December 1999 have not been material nor does the Company expect that revenues to be material in future periods.

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


SLEEP DISORDERS STMS - INVESTIGATIONAL PRODUCT
         XYREM (SODIUM OXYBATE) ORAL SOLUTION
Narcolepsy is a chronic neurologic sleep disorder in which sleep is "fragmented", that is, does not occur in an integrated and cohesive manner. This fragmentation results in excessive daytime sleepiness, unavoidable daytime sleep attacks, cataplexy or sudden loss of muscle control provoked by emotions, sleep paralysis or brief periods of muscle paralysis and hallucinations, or vivid and sometimes frightening dreaming when falling asleep or waking up. Other related symptoms include broken night-time sleep, disturbances of auditory and visual perception, and lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Narcolepsy is thought to affect as many as 125,000 patients in the United States and approximately 80,000 to 100,000 of these patients are thought be diagnosed. Narcolepsy patients usually begin to develop symptoms between the ages of 15-25, with a smaller number developing symptoms between the ages of 35-45. Symptoms have been reported in patients as young as five years of age.

The usual treatment for narcolepsy includes symptomatic treatment of excessive daytime sleepiness and sleep attacks with stimulants or wakefulness promoting agents. The symptoms of cataplexy, sleep paralysis and hypnagogic hallucinations are typically treated with tricyclic antidepressants ("TCAs") or selective serotonin reuptake inhibitors ("SSRIs"). These treatment regimens, in addition to limited efficacy, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects such as insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. Patients often build tolerance to the TCAs and SSRIs and doses are increased to obtain clinical effectiveness at high doses. These medications can cause the side effects of dry mouth, impotence, loss of libido, and rapid heart. Clinical results with Xyrem suggest that it is both safe and effective in the treatment of narcolepsy. When administered at night, it is believed to consolidate sleep and has been shown to improve cataplexy, and to lower the incidence of daytime sleepiness. More than 300 narcolepsy patients have been exposed to clinical doses with no consistent ill effects, some of these patients for up to 15 years of treatment. Xyrem does not appear to have the side effects associated with TCAs and SSRIs. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

Provigil(R) (modafinil), a product marketed by Cephalon, Inc., was approved by the FDA in late 1998 for the treatment of excessive daytime sleepiness associated with narcolepsy. The Company believes that Provigil and the proposed use for Xyrem focus on different symptoms of narcolepsy, which could mean that some patients may benefit from both modafinil and Xyrem.

During 1998, the Company completed a clinical trial with over 130 patients at 18 sleep centers, which assessed Xyrem at different dose levels against placebo. When compared against placebo, higher doses of Xyrem demonstrated a reduction in the number and severity of cataplexy attacks per week, the primary measure of efficacy in this clinical trial. The secondary measure of efficacy was the reduction of excessive daytime sleepiness, as measured by the Epworth Sleepiness Scale, a subjective, but validated measure of EDS. At higher doses, Xyrem appeared to reduce EDS beyond the improvement provided by stimulants which patients continued to take during the trial.

During the first quarter of 1999, the Company commenced a Treatment IND program, which is a clinical trial, to collect additional clinical safety data necessary for the submission of an NDA. The FDA permits an investigational drug, like Xyrem, to be used under a Treatment IND if there is sufficient evidence of safety and effectiveness and the drug is intended to treat a serious disease. The FDA also authorized the Company to seek reimbursement from patients and their insurance providers for the use of Xyrem in this trial, which has allowed the education of certain third party payors regarding Xyrem.

Gamma hydroxybutyrate (GHB) is the active ingredient in Xyrem. Illicitly produced GHB has been reported to be a drug of abuse. For this reason the Company has requested that Xyrem be classified a "schedule III/IV drug" under the federal Controlled Substances Act. Many states have an equivalent classification system and compliance requirements for drugs classified as a scheduled drug. On February 18, 2000, the President signed federal legislation that directs the U.S. Attorney General to use her emergency scheduling authority to make gamma hydroxybutyrate (GHB) a Schedule I substance within 60 days.
Schedule I is the designation by which illegal drugs are controlled. The bill further directs the Attorney General to treat GHB products being studied under Food and Drug Administration (FDA) approved protocols as Schedule III substances. This legislation also mandates that Schedule III designation will apply to any FDA approved New Drug Application (NDA) for GHB products.

Sodium oxybate (GHB), the active ingredient in Xyrem, is a known compound and is not patentable. The Company has received an orphan drug designation for its proposed use of Xyrem. The Company has also filed a patent application with respect to its formulation of Xyrem oral solution and will seek to obtain other patent protection when possible and appropriate. No license was required for the Company to develop Xyrem nor will a license be required to market Xyrem, if approved by the FDA. The Company has contracted with third party bulk drug and drug product manufacturers for the production of Xyrem.


OTHER APPROVED PRODUCTS
         CYSTADANE (BETAINE ANHYDROUS FOR ORAL SOLUTION)
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is principally distributed on a non exclusive basis by Chronimed, Inc. directly to patients in the United States through its mail order pharmacy. Although Cystadane does not fit into one of the Company's three STMS, the Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are estimated to be 1,000 patients with homocystinuria in the United States. The annual market potential for Cystadane is expected to be under $500,000. Cystadane revenues met the Company's expectations in 1999 and are expected to grow slightly in subsequent periods.

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

The Company is not currently sponsoring any clinical trials with/for Cystadane. It is aware, however, of clinical trials being conducted by independent investigators to assess the safety and efficacy of Cystadane as a stand alone or adjunctive therapy for the following positions: Non-alcoholic stecitohepatitis, Rett syndrome, rheumatoid arthritis and hyperhomocystinemia. The Company does not expect that the results of any of these clinical trials to significantly enhance or decrease the current limited market potential for Cystadane.


         ANTIZOL-VET (FOMEPIZOLE) FOR INJECTION
In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet as a treatment for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $300,000. Although Antizol-Vet is not included in one of the Company's three STMS, the Company will continue making Antizol-Vet available to veterinarians justify the limited resources required by the Company to market and distribute the product. The Company has found that stocking of this product has been limited due to its high cost, but they are ordering it when a poisoning occurs. Antizol-Vet revenues met the Company's expectations in 1999 and are expected to remain constant or decline in subsequent periods.

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

The Company has partnered with seven leading regional and national veterinary wholesalers to distribute Antizol-Vet to veterinary clinics. It is believed that the current partners effectively and efficiently encompass the entire country with limited sales territory overlap, thus helping prevent downward retail pricing pressures. The Company does not anticipate adding additional distribution partners.

         SUCRAID (SACROSIDASE) ORAL SOLUTION
Sucraid received marketing clearance from the FDA in April 1998. The first commercial sales of Sucraid occurred in July 1998. Sucraid is principally distributed by an affiliate of Cardinal Health directly to patients in the United States through its mail order pharmacy. The FDA approved Sucraid to be used for oral replacement therapy of genetically determined sucrase deficiency, which is part of congenital sucrase isomaltase deficiency (CSID). Sucraid is used as a replacement for an enzyme in the small intestine that is necessary for the digestion of sucrose, which is common table sugar. Although Sucraid does not fit into one of the Company's three STMS, the Company believes that the small size of the market and the high medical value of Sucraid justify the limited resources required by the Company for making this product available to patients. The annual market potential for Sucraid is expected to be under $500,000. Sucraid revenues since July 1998 have continued to meet the Company's expectations and are expected to grow slightly in 2000.

The primary symptoms of CSID include severe watery diarrhea, chronic malabsorption and, in infants and toddlers, failure to thrive. Other common symptoms include nausea, vomiting, abdominal cramps and abdominal pain following the consumption of foods containing sucrose. Prior to the approval of Sucraid, the only specific treatment of CSID available to patients was the life-long adherence to a sucrose-free diet. Compliance with a sucrose-free diet is very difficult because sucrose is found in many foods in the typical American diet. Nonspecific symptomatic treatments include antidiarrheal, antispasmodic and antiflatulence drugs, all of which are limited in their efficacy. Sucraid is a specific replacement of the missing enzyme responsible for CSID.

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

RISK FACTORS
An investment in our common stock involves a number of risks, including among others, risks associated with companies that operate in the pharmaceutical industry. These risks are substantial and inherent in our operations and industry. You should carefully consider the following information about these risks, together with the information in the rest of this prospectus, before buying shares of common stock.

WE HAVE A HISTORY OF LOSSES, WHICH WE EXPECT TO CONTINUE.

We have been unprofitable since our inception in January 1993. We expect operating losses in 2000 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

LIMITATIONS TO SOURCES OF ADDITIONAL CAPITAL - RESTRICTIONS, COVENANTS AND RIGHTS RELATED TO SENIOR CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK.

On July 23, 1998, we completed the private sale to UBS Capital of $7.5 million of Senior Convertible Preferred Stock. On August 2, 1999, we completed another private sale to UBS Capital of $2.95 million of Series B Convertible Preferred Stock. In conjunction with the issuance of the preferred shares, we agreed to several restrictions and covenants, and granted certain voting and other rights to the holders of the preferred shares. One of the most important of these restrictions is that we cannot incur additional indebtedness, except for indebtedness secured solely by our trade receivables, until we have profitable operations, subject to certain limitations. Another important restriction is that, without the approval of a majority of the preferred stockholders, we cannot issue additional equity securities unless the selling price per share exceeds the then conversion price of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. The present conversion price is $8.14 per share for the Senior Convertible Preferred Stock and $6.50 for the Series B Convertible Preferred Stock. These restrictions could make it more difficult and more costly for us to obtain additional capital. We cannot assure you that additional sources of capital will be available to us or, if available, on terms acceptable to us.

POSSIBLE VOLATILITY OF STOCK PRICE.

There is generally significant volatility in the market prices of securities of early stage companies, and particularly of early stage pharmaceutical companies. Contributing to this volatility are various factors and events that can affect our stock price in a positive or negative manner. These factors and events include, but are not limited to:

         * announcements by us or our competitors of new product developments or clinical testing results;
         * governmental approvals, refusals to approval, regulations or actions;
         * developments or disputes relating to patents or proprietary rights;
         *        public concern over the safety of therapies;
         *        financial performance;
         *        fluctuations in financial performance from period to period;
                  and
         * small float or number of shares of our stock available for sale and trade.

These and other factors and events may have a significant impact on our business and on the market price of the common stock.

WE CANNOT BE SURE THAT FUTURE CAPITAL WILL BE AVAILABLE TO MEET OUR EXPECTED CAPITAL REQUIREMENTS.

We expect spending for research and development, and sales and marketing to increase significantly in fiscal 2000. Although we believe that we have sufficient capital to meet out current business objectives, if we expand our business plans, we may need additional capital. Adequate funds for our operations, continued development, and expansion of our business plans, whether from financial markets or from other sources, may not be available when needed on acceptable terms, or at all. If we issue additional securities your holding may be diluted.

POSSIBLE VOLATILITY OF STOCK PRICE AND REDUCED LIQUIDITY OF THE MARKET FOR THE STOCK - POSSIBLE LOSS OF NASDAQ NATIONAL MARKET LISTING AND FAILURE TO QUALIFY FOR NASDAQ SMALL CAP MARKET LISTING.

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. At December 31, 1999, our net tangible assets equaled $3.6 million and our market capitalization was approximately $34.3 million (based on the last sale price of $5.1875 and 6,606,207 shares outstanding as of December 31, 1999). Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq.

Since December 31, 1999, two events have occurred to improve this situation. In February, 2000, we completed the sale of an aggregate of 1,365,000 shares of newly issued common stock for net proceeds of $10.7 million. Because of this financing, we exceeded the Nasdaq net tangible asset requirement as of March 1, 2000 with performa net tangible assets of $14.3 million. Moreover, as of March 1, 2000 we had 8,192,249 shares of common stock outstanding and the last sale price of our stock on March 1, 2000 was $14.25 resulting in a market capitalization of $116.7 million. Therefore, we currently meet the Nasdaq National Market listing. However, we cannot assure you that this threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement.

THERE IS A LIMITED MARKET FOR OUR PRODUCTS.

Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. We cannot assure you that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

WE RELY ON THE LIMITED PROTECTION OF THE ORPHAN DRUG ACT.

UNITED STATES

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." The Orphan Drug Act generally defines "rare disease or condition" as one that affects populations of fewer than 200,000 people in the United States. The Orphan Drug Act provides us with certain limited protections for our products.

The first step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA's approval of "orphan drug designation," which must be requested before submitting a New Drug Application ("NDA"). After the FDA grants orphan drug designation, it publishes the generic identity of the therapeutic agent and the potential orphan use specified in the request. Orphan drug designation does not constitute FDA approval. In addition, orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process.

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA's recognition of "orphan drug status." The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with "orphan drug designation" for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Antizol, Elliotts B Solution, Cystadane, Sucraid, and Busulfex.

We have obtained orphan drug designation for Xyrem and plan to submit an NDA for approval. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. We cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. We are aware that the FDA granted to Sparta Pharmaceutical, which has been acquired by SuperGen Inc., orphan drug designation for an intravenous busulfan for a closely related indication. If the FDA approves an NDA for Sparta's drug, Sparta could seek orphan drug status. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA for that drug. Thus, a doctor could prescribe another company's drug for indications for which our product has received FDA approval and orphan drug status. Significant "off label" use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of any of our products that have received orphan drug status and NDA approval.

The possible amendment of the Orphan Drug Act by Congress has been the subject of congressional discussion from time to time over the last ten years. Although Congress has made no significant changes to the Orphan Drug Act for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. We cannot assure you that the Orphan Drug Act will remain in effect or that it will remain in effect in its current form. The precise scope of protection that orphan drug designation and marketing approval may afford in the future is unknown. We cannot assure you that the current level of exclusivity will remain in effect.

EUROPE

An orphan drug act was recently passed in Europe that provides for up to ten years of market exclusivity for the first company to obtain regulatory approval for an orphan indication or a designated drug. This law, however, has yet to be put into effect. For a pharmaceutical product to qualify, the prevalence (or incidence), whichever is greater, must not exceed five patients per 10,000 population. We cannot provide assurance that this law will be enacted or that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval which would block us from marketing our product in Europe.

THE FDA AND FOREIGN REGULATORY AUTHORITIES MUST APPROVE OUR PRODUCTS FOR SALE.

Government regulation in the United States and abroad is a significant factor in the testing, production and marketing of our current and future products. Each product must undergo an extensive regulatory review process conducted by the United States Food and Drug Administration and by comparable agencies in other countries. We cannot market any medicine we may develop or license as a prescription product in any jurisdiction, including foreign countries, in which the product does not receive regulatory approval. The approval process can take many years and requires the expenditure of substantial resources.

We depend on external laboratories and medical institutions to conduct our pre-clinical and clinical analytical testing in compliance with clinical and laboratory practices established by the FDA. The data obtained from pre-clinical and clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in FDA policy for drug approval during the period of development and in the requirements for regulatory review of each submitted NDA could result in additional delays or outright rejection.

We cannot assure you that the FDA or any foreign regulatory authority will approve in a timely manner, if at all, any product we develop. Generally, the FDA and foreign regulatory authorities approve only a very small percentage of newly discovered pharmaceutical compounds that enter pre-clinical development. Moreover, even if the FDA approves a product, it may place commercially unacceptable limitations on the uses, or "indications," for which a product may be marketed. This would result in additional cost and delay for further studies to provide additional data on safety or effectiveness.

FDA APPROVAL DOES NOT GUARANTEE FINANCIAL SUCCESS.

Six of our products have been approved for marketing by regulatory authorities in the United States or elsewhere. Even if we obtain FDA approval to market Xyrem, we cannot assure you that Xyrem or our other products will be commercially successful or achieve the expected financial results. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate product sales of an acceptable level. We have discontinued the development of eleven products from our portfolio since inception: L-Cycloserine in 1994; Glucaric Acid in 1996; and nine other products in 1997. We discontinued the nine products in 1997 in order to focus our development efforts and resources on those products that fit within three selected strategic therapeutic market segments: Antidote; Oncology Support; and Sleep Disorders. In December 1998, we sold our rights to colloidal bismuth subcitrate for $750,000. We are evaluating the potential value of our rights in other discontinued products. We cannot assure you that any of these discontinued products have any value. Depending on available financing, we may continue to develop one or more of the discontinued products. We cannot assure you that we will continue development on all other proposed products or that we will continue marketing all FDA approved products.

SIGNIFICANT GOVERNMENT REGULATION CONTINUES ONCE A PRODUCT IS APPROVED FOR SALE.

After a reviewing division of the FDA approves a drug, the FDA's Division of Drug Marketing, Advertising and Communication must approve such drug's marketing claims, which are the basis for the drug's labeling, advertising and promotion. We cannot be sure that the Division of Drug Marketing, Advertising and Communication will approve our proposed marketing claims. The failure of the Division of Drug Marketing, Advertising and Communication to approve our proposed marketing claims could have a material adverse effect on our business and prospects.

The FDA requires that a company conduct "post-marketing adverse event surveillance programs" to monitor any side effects that occur after the company's drug is approved for marketing. If the surveillance program indicates unsafe side effects, the FDA may recall the product, and suspend or terminate a company's authorization to market the product. The FDA also regulates the manufacturing process for an approved drug. The FDA may impose restrictions or sanctions upon the subsequent discovery of previously unknown problems with a product or manufacturer. One possible sanction is requiring the withdrawal of such product from the market. The FDA must approve any change in manufacturer as well as most changes in the manufacturing process prior to implementation. Obtaining the FDA's approval for a change in manufacturing procedures or change in manufacturers is a lengthy process and could cause production delays and loss of sales, which would have a material adverse effect on our business and our prospects.

Certain foreign countries regulate the sales price of a product after marketing approval is granted. We cannot be sure that we can sell our products at satisfactory prices in foreign markets even if foreign regulatory authorities grant marketing approval.

WE RELY ON OTHERS FOR PRODUCT DEVELOPMENT OPPORTUNITIES.

We engage only in limited research to identify new pharmaceutical compounds. To build our product portfolio, we have adopted a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can be successfully developed, approved or marketed. We must rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to acquire or license any new pharmaceutical products or products that fit within one of our strategic therapeutic market segment, or our failure to promote and market any products successfully or products within an existing strategic therapeutic market segment, could have a material adverse effect on our business and our prospects.

We have contractual development rights to certain compounds through various license agreements. Generally, the licensor can unilaterally terminate these agreements for several reasons, including, but not limited to the following reasons:

         *        for cause if we breach the contract;
         *        if we become insolvent or bankrupt;
         * if we do not apply specified minimum resources and efforts to develop the compound under license; or
         * if we do not achieve certain minimum royalty payments, or in some cases, minimum sales levels.

We cannot assure you that we can meet all specified requirements and avoid termination of any license agreements. We cannot assure you that if any agreement is terminated, we will be able to enter into similar agreements on terms as favorable as those contained in our existing license agreements.

WE DEPEND ON OTHERS TO MANUFACTURE AND SUPPLY THE PRODUCTS WE MARKET.

We do not have and do not intend to establish any internal product testing, synthesis of bulk drug substance, or manufacturing capability for drug product. Accordingly, we depend on others to supply and manufacture the components incorporated into all of our finished drug products. The inability to contract for these purposes on acceptable terms could adversely affect our ability to develop and market our products. Failure by parties with whom we contract to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise adversely affect our business and our prospects. The loss of a supply or manufacturing contractor could materially adversely affect our business and our prospects.

The loss of either a bulk drug supplier or drug product manufacturer would require us to obtain regulatory clearance in the form of a "pre-approval submission" and incur validation and other costs associated with the transfer of the bulk drug or drug product manufacturing process. We believe that it could take as long as one year for the FDA to approve such a submission. Because our products are targeted to relatively small markets and our manufacturing production runs are small by industry standards, we have not incurred the added costs to certify and maintain secondary sources of supply for bulk drug substance or backup drug product manufacturers for some products. Should we lose either a bulk drug supplier or a drug product manufacturer, we could run out of salable product to meet market demands or investigational product for use in clinical trials, while we wait for the FDA approval of a new bulk drug supplier or drug product manufacturer. We cannot assure you that the change of a bulk drug supplier or drug product manufacturer and the transfer of the processes to another third party will be approved by the FDA, and if approved, in a timely manner. The loss of or the change of a bulk drug supplier or a drug product manufacturer could have a material adverse effect on our business and prospects.

BULK DRUG SUPPLY

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on Ash Stevens, Inc. for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose Ash Stevens as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 90% of 1999 and all of 1998 revenues and are expected to generate over 90% of 2000 total revenues. We depend substantially on Lonza, Inc. for the supply of bulk drug substance used in Xyrem. If we were to lose Lonza as a supplier, we would be required to identify a new supplier before an NDA is submitted for Xyrem. We also cannot assure you that our bulk drug supply arrangements with Ash Stevens and Lonza, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on an affiliate of Boehringer Ingelheim for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet. If we were to lose Boehringer as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 90% of 1999 and all of 1998 revenues and are expected to generate over 90% of 2000 total revenues. We have identified Catalytica Pharmaceuticals, Inc. and Global Pharm, Inc. as drug product manufacturers for Xyrem and expect to contract with either or both of these companies for its manufacture. Currently, however, we do not have a contract with either firm. If we do not contract with either of these firms, we would be required to identify a new drug product manufacturer before an NDA is submitted for Xyrem. We cannot assure you that our drug product manufacturing arrangements with Boehringer and Global Pharm might not change in the future. We are currently negotiating with an additional manufacturer for additional production of Xyrem. We do not have a contract in place with this supplier at this time and cannot assure you that contract negotiations will be completed and a contract executed. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, or Xyrem, or any other drug that we might attempt to develop or market.

WE CANNOT CONTROL OUR CONTRACTORS' COMPLIANCE WITH APPLICABLE REGULATIONS.

The FDA defines and regulates good manufacturing practices to which bulk drug suppliers and drug product manufacturers are subject. The Drug Enforcement Agency (DEA) defines and regulates the handling and reporting requirements for certain drugs which have abuse potential, known as "scheduled drugs". Foreign regulatory authorities prescribe similar rules and regulations. Our supply and manufacturing contractors must comply with these regulatory prescriptions. Failure by our contractors to comply with FDA or DEA requirements or applicable foreign requirements could result in significant time delays in our inability to commercialize or continue to market a product. Either result could have a material adverse effect on our business and prospects. Failure to comply with good marketing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, or potential criminal and civil liability for Orphan, our officers, or our employees. We cannot assure you that we will be able to maintain relationships either domestically or abroad with contractors whose facilities and procedures comply or will continue to comply with FDA or DEA requirements or applicable foreign requirements.

WE DEPEND UPON OTHERS FOR DISTRIBUTION.

We have an exclusive agreement with Cardinal Health, Inc. to provide a variety of services to support the effective distribution of our products. Cardinal will provide integrated distribution and operations services to process and support transactions between us and our wholesalers, specialty distributors, and direct customers. Cardinal also will provide reimbursement management, patient assistance and information hotline services, and specialty distribution and marketing services to physician practices. Cardinal currently distributes Busulfex, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. Cardinal also will distribute our proposed products should those products receive marketing clearance from the FDA. We will substantially depend upon Cardinal's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and potentially any other of our products that may receive marketing clearance from the FDA in the future.

Chronimed Inc. is the principal distributor, on a non-exclusive basis, in the United States for Cystadane. Chronimed distributes this product directly to patients through its mail order pharmacy. We substantially depend upon Chronimed's ability to successfully distribute Cystadane directly to patients in the United States.

We cannot assure you that other distribution companies would be available or continue to be available on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor would have a material adverse effect on our business and prospects.

WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to address foreign markets is to license foreign marketing and distribution rights after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Japan, and Canada our most attractive foreign markets. Our current foreign developments are:

         * EUROPE. We have licensed the marketing and distribution rights for Busulfex, Antizol, Cystadane and Sucraid in Europe. If our licensees are unsuccessful in their distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of Busulfex is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. This "emergency use" distribution of Busulfex is not expected to result in much, if any, contribution to the Company's revenues.

         * AUSTRALIA AND NEW ZEALAND. We have licensed marketing and distribution rights for Cystadane and Sucraid in Australia and New Zealand, but sales of these products have not been material. We do not expect sales to increase in the near future to the point that they become material.

         * ISRAEL. We have licensed marketing and distribution rights for Busulfex, Cystadane, Elliotts B Solution and Sucraid in Israel. Full regulatory approval was obtained in Israel in February 2000. We do not expect such distribution to result in material revenues.

         * CANADA. We have licensed marketing and distribution rights for Antizol and Cystadane in Canada. We do not expect such distribution to result in material revenues.

         * CENTRAL AMERICA. We have licensed marketing and distribution rights for Elliotts B Solution in Central America, but sales have not been material. We do not expect domestic or foreign sales of Elliotts B Solution to become material.

We depend on our foreign licensees for the regulatory registration of our products in foreign countries. We cannot be sure that our licensees can obtain such registration. In addition, we cannot be sure that we will be able to negotiate commercially acceptable license agreements for our other products or in additional foreign countries. Furthermore, we cannot assure you that these companies will be successful in marketing and selling our products in their respective territories.

OUR PRODUCTS MIGHT BE RECALLED.

A product can be recalled at our discretion or at the discretion of the FDA, the U.S. Federal Trade Commission, or other government agencies having regulatory authority for marketed products. A recall may occur due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We cannot assure you that a product recall will not occur. We do not carry any insurance to cover the risk of a potential product recall. Any product recall could have a material adverse effect on our business and prospects. To date, no recall of products marketed by the Company has occurred.

WE FACE LIMITS ON PRICE FLEXIBILITY AND THIRD-PARTY REIMBURSEMENT.

The flexibility of prices that we can charge for our products depends on government regulation, both in the United States and abroad, and on other third parties. One important factor is the extent to which reimbursement for our products will be available to patients from government health administration authorities, private health insurers and other third-party payors. Government officials and private health insurers are increasingly challenging the price of medical products and services. We are uncertain as to the pricing flexibility we will have with respect to, and if we will be reimbursed for, newly approved health care products.

In the United States, we expect continuing federal and state proposals to implement government control of the pricing and profitability of prescription pharmaceuticals. Cost controls, if mandated by a government agency, could decrease, or limit, the price we receive for our products or products we may develop in the future. We may not be able to recover our development costs, which could be substantial. We may not be able to realize an appropriate profit margin. This could have a material adverse effect on our business. Furthermore, federal and state regulations govern or influence reimbursement of health care providers for medical treatment of certain patients. We cannot assure you that actions taken by federal and/or state governments, if any, with regard to health care reform will not have a material adverse effect on our business and prospects.

Certain private health insurers and third-party payors may attempt to control costs further by selecting exclusive providers of pharmaceuticals. If such arrangements are made with our competitors, these insurers and third-party payors would not reimburse patients who purchase our competing products. This would diminish the market for our products and could have a material adverse effect on our business and prospects.

PATENTS AND OTHER PROPRIETARY RIGHTS ARE SIGNIFICANT FACTORS IN THE PHARMACEUTICAL INDUSTRY.

The pharmaceutical industry and the investment community places considerable importance and value on obtaining patent and trade secret protection for new technologies, products and processes. The patent position of pharmaceutical firms is often highly uncertain and generally involves complex legal, technical and factual questions. Our success depends on several issues, including, but not limited to our ability:

         * to obtain, and enforce proprietary protection for our products under United States and foreign patent laws and other intellectual property laws;
         *        to preserve the confidentiality of our trade secrets; and
         * to operate without infringing the proprietary rights of third parties.

We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining such protection. We cannot assure you that any patents will be issued from any applications or that any issued patents will afford us adequate protection or competitive advantage. Also, we cannot assure you that any issued patents will not be challenged, invalidated, infringed or circumvented. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. We cannot assure you that patents now in existence or later issued to others will not adversely affect the development or commercialization of our products.

We believe that the active ingredients or compounds in our FDA approved and proposed products, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, Xyrem and Sucraid, are in the public domain and presently are not subject to patent protection in the United States. However, we have filed a patent application with respect to our formulation of Xyrem oral solution. United States patents issued to the licensor covers our formulation and use of Busulfex. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

We seek to protect our proprietary information and technology, in part, through confidentiality agreements and inventors' rights agreements with our employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise be disclosed to or discovered by our competitors. We also cannot assure you that our planned activities will not infringe patents owned by others. We could incur substantial costs in defending infringement suits brought against us. We also could incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any such litigation could have a material adverse effect on our business and prospects. In addition, we often must obtain licenses under patents or other proprietary rights of third parties. We cannot assure you that we can obtain any such licenses on acceptable terms, if at all. If we cannot obtain required licenses on acceptable terms, we could encounter substantial difficulties in developing, manufacturing or marketing one or more of our products.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY.

Competition in the pharmaceutical industry is intense. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, marketing experience, research and development staffs and facilities than we do. We seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and NDA approval or other forms of protection. We cannot assure you, however, that our competitors will not succeed in developing similar technologies and products more rapidly than we can. Similarly, we cannot assure you that these competing technologies and products will not be more effective than any of those that we have developed or are currently developing.

WE EXPECT RAPID TECHNOLOGICAL AND OTHER CHANGE TO BE CONSTANT IN OUR INDUSTRY.

The pharmaceutical industry has experienced rapid and significant technological change as well as structural changes, such as those brought about by changes in heath care delivery or in product distribution. We expect that pharmaceutical technology will continue to develop and change rapidly, and our future success will depend, in large part, on our ability to develop and maintain a competitive position. Technological development by others may result in our products becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to such products. In addition, alternative therapies, new medical treatments, or changes in the manner in which health care is delivered or products provided could alter existing treatment regimes or health care practices, and thereby reduce the need for one or more of our products, which would adversely affect our business and our prospects.

WE FACE SUBSTANTIAL PRODUCT LIABILITY AND INSURANCE RISKS.

Testing and selling health care products entails the inherent risk of product liability claims. The cost of product liability insurance coverage has increased and is likely to continue to increase in the future. Substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. We currently carry product liability coverage in the aggregate amount of $10 million for all claims made in any policy year. Although to date we have not been the subject of any product liability or other claims, we cannot assure you that we will be able to maintain product liability insurance on acceptable terms or that our insurance will provide adequate coverage against potential claims. A successful uninsured product liability or other claim against us could have a material adverse effect on our business and prospects.

IMPACT OF YEAR 2000 READINESS ISSUE.

We have assessed and continue to assess the impact of the so-called "Year 2000 Readiness Issue" on our reporting systems and operations. The Year 2000 Readiness Issue relates to the ability of computer hardware, software, and firmware products to accurately process date/time data (including calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations. The Year 2000 Readiness Issue also relates to the ability to properly exchange time/date data between such products. Systems that are not year 2000 compliant might recognize the year 2000 as the year 1900, or not recognize a year at all. This inability to recognize or properly treat the year 2000 may cause our systems, or the systems used by our suppliers, distributors, customers or regulatory agencies such as the FDA, to process critical financial and operational information incorrectly, or not at all.

Our information technology systems consist of computer hardware systems and software applications supplied by third parties. Our strategy has been to replace our information technology systems with current technology, which is both "year 2000 compliant" and more efficient. We have also purchased and implemented financial and operational software upgrades that are year 2000 compliant. For the twelve months ended December 31, 1999, our information technology system purchases have not been material. Our information technology systems are year 2000 compliant.

Our assessment of internal systems includes a review of non-information technology systems. This assessment includes a review of our internal equipment and facilities. Based upon this review, we believe that our processes and equipment are year 2000 compliant.

We have identified third parties, with which we have material relationships, including suppliers, distributors and other key vendors of materials and services. These parties or organizations have confirmed that they have implemented Year 2000 Readiness Programs. We have not developed a contingency plan to provide for continuity of business operations in the event material third parties experience a disruption of service due to the Year 2000 Readiness Issue. Potential problems include, but are not limited to, loss of electricity, loss of communications (data and voice), and loss of transportation services. However, even if all material third parties confirm that they are or expect to be year 2000 compliant, we cannot state with certainty that such parties will be compliant or that their systems will not fail in the future. Failure of third party systems on which we rely could significantly disrupt our ability to transact business with our customers and suppliers. It is impossible to assess fully the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

As of March 1, 2000, the Company is not aware of a failure of its, or any of its vendor's, technology systems related to the year 2000 issue. The Company will continue to monitor the year 2000 issue.

ITEM 2. PROPERTIES
The Company currently occupies approximately 13,400 square feet of leased office space at a monthly rent of approximately $16,000, including operating expenses. This lease expires on October 31, 2002.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company and their ages as of March 1, 2000.

         Name             Age                      Title
-----------------------   ---  -------------------------------------------------
John Howell Bullion       48   Chief Executive Officer and Chairman of the Board
William Houghton, M.D.    57   Chief Operating Officer
Dayton T. Reardan, Ph.D.  44   Vice President of Regulatory Affairs
Patti A. Engel            39   Vice President of Marketing & Sales
Timothy G. McGrath        35   Vice President and Chief Financial Officer

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

Dr. Reardan has been the Company's Vice President of Regulatory Affairs since May 1995 and had been the Director of Regulatory Affairs since joining the Company in 1994. From 1993 to 1994, he was Director of Development at CV Therapeutics. From 1984 to 1993, he held a variety of management positions at Xoma Corporation.

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

Mr. McGrath has been the Company's Vice President and Chief Financial Officer since October 1999. Mr. McGrath has most recently worked as consultant providing financial services to growing companies in the Minneapolis and Saint Paul area. From 1994 to 1998, he was Vice President of Finance at E. W. Blanch Holdings, Inc., a publicly traded provider of integrated risk management and distribution services. Prior to joining E.W. Blanch Holdings, Mr. McGrath was with Ernst & Young LLP in Minneapolis.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company's Common Stock for the years ended December 31, 1999 and December 31, 1998.

----------------------------------------------------------------------
                                                 High          Low
                                             -----------  ------------
YEAR ENDED DECEMBER 31, 1999
  January 1 through March 31                     $10.000       $6.750
  April 1, through June 30                        $7.625       $4.750
  July 1 through September 30                     $8.250       $5.875
  October 1 through December 31                   $7.438       $4.875

YEAR ENDED DECEMBER 31, 1998
  January 1 through March 31                     $12.625       $4.750
  April 1 through June 30                        $13.875       $8.625
  July 1 through September 30                    $11.813       $5.938
  October 1 through December 31                   $9.250       $5.875
----------------------------------------------------------------------

As of March 10, 2000, the Company's Common Stock was held by 268 shareholders of record and the Company estimates that there were approximately 3,600 beneficial owners of its Common Stock on such date.

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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data of the Company as of December 31, 1999 and 1998 and for the three years ended December 31, 1999, 1998 and 1997, are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of and for the six months ended December 31, 1995 are derived from audited financial statements not included herein. In 1995, the Company changed its fiscal year ending June 30 to a calendar year ending December 31. This change resulted in a shortened fiscal year of six months, July 1, 1995 to December 31, 1995. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                 FINANCIAL POSITION
--------------------------------------------------------------------------------------------------------------------
                                                                      December 31,
                              --------------------------------------------------------------------------------------
                                         1999             1998            1997             1996             1995
                                    ------------     ------------     ------------     ------------     ------------
Cash, cash equivalents and
 available-for-sale securities      $  4,032,914     $  7,521,483     $  7,169,230     $ 16,707,906     $  8,749,237
Working capital                        3,161,324        5,274,550        4,479,714       14,538,893        7,317,554
Total assets                           6,241,178        9,046,730        8,238,950       17,150,599        8,987,362
Accumulated deficit                  (40,243,874)     (34,433,640)     (26,196,538)     (14,808,669)      (7,191,485)
Total shareholders' equity             3,561,208        5,575,577        3,645,902       14,795,331        7,493,990
--------------------------------------------------------------------------------------------------------------------

                                                  FINANCIAL RESULTS
---------------------------------------------------------------------------------------------------------------------


                                    For the Year     For the Year     For the Year     For the Year    For Six Months
                                        Ended           Ended            Ended            Ended             Ended
                                    December 31,     December 31,     December 31,     December 31,     December 31,
                                        1999             1998              1997            1996             1995
                                    ------------     ------------     ------------     ------------    --------------

Revenues                            $  6,457,406     $  5,048,308     $    654,838     $     36,681     $         --
Cost of sales                            803,562        1,118,644          317,727           10,446               --
                                    ------------     ------------     ------------     ------------     ------------
Gross profit                           5,653,844        3,929,664          337,111           26,235               --
Operating expenses
Research and development               4,975,706        6,611,011        6,482,004        6,248,381        2,414,988
Sales and marketing                    3,430,539        2,739,299        1,158,988          399,444
General and administrative             2,756,827        2,994,342        2,416,344        1,854,273          872,773
Contract termination fee                      --               --        2,172,000               --               --
                                    ------------     ------------     ------------     ------------     ------------
Loss from operations                  (5,509,228)      (8,414,987)     (11,937,225)      (8,475,863)       3,287,761
Other income, net                        287,989          177,885          549,356          858,679          289,611
                                    ------------     ------------     ------------     ------------     ------------
Net loss                              (5,221,239)      (8,237,102)     (11,387,869)      (7,617,184)      (2,998,150)
Less: Preferred stock
 dividend                                682,872          249,658               --               --               --
                                    ------------     ------------     ------------     ------------     ------------
Net loss applicable to
 common shareholders                $ (5,904,111)    $ (8,486,760)    $(11,387,869)    $ (7,617,184)    $ (2,998,150)
                                    ============     ============     ============     ============     ============
Basic and diluted loss
 per common share                   $      (0.90)    $      (1.36)    $      (1.87)    $      (1.43)    $       (.80)

Weighted average
 shares outstanding                    6,587,790        6,236,897        6,074,342        5,331,356        3,739,588

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
GENERAL
The Company incorporated in June 1994 to carry on the business previously conducted by the Orphan Medical Division of Chronimed. Since its inception in January 1993, the activities of the Orphan Medical Division and the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical product development. The Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 1999 of $40.2 million. In addition, the Company expects to incur additional losses from operations in 2000.

RECENT DEVELOPMENTS
In February 2000, the Company completed the sale of 1.365 million newly issued shares of common stock for net proceeds of $10.7 million. The Company has committed to register the shares under the Securities Act of 1933, as amended. This new capital strengthens the Company's financial position.

On August 2, 1999, the Company completed a $5.0 million financing transaction in a private placement. The funding consists of $2.95 million of the Company's Series B Convertible Preferred Stock and a commitment of $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock may be converted prior to August 2, 2009 into common shares at a price of $6.50 per share. The debt, when drawn, bears an interest rate of 7.5% and matures on August 2, 2002.

In connection with the financing, the Company also issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either $2.05 million of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and also has a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights). The other warrant, issued in relation to the debt, entitles the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require the exercise of the warrants under certain conditions.

The financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock outstanding as of August 1, 1999 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 VS. TWELVE MONTHS ENDED DECEMBER 31, 1998 Revenues increased from $5.0 for the twelve months ended December 31, 1998 to $6.5 million for the twelve months ended December 31, 1999, an increase of $1.5 million or 28%. The Company received approval for Busulfex in February 1999 and began shipping product within two weeks. Antizol revenue in 1999 declined compared to 1998 reflecting the initial stocking of this product by hospitals during 1998. The Company expects Antizol revenues to decline in 2000 because most hospitals that were expected to stock Antizol have done so, and future orders will most likely be based on use. The sales of Cystadane, Sucraid Antizol-Vet and Elliotts B met the Company's expectations in 1999 and are not expected to increase significantly in 2000. Revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its approved products.

Cost of sales decreased from $1.1 million or 22% of revenues for the twelve months ended December 31, 1998 to $0.8 million or 12% of revenues for the twelve months ended December 31, 1999, a decrease of $0.3 million or 28%. The decrease is primarily attributable to a $0.1 million reduction in the allowance for product returns in 1999 and a $0.1 million write off of inventory in the prior year related to Antizol and Antizol-Vet inventories. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased from $6.6 million for the twelve months ended December 31, 1998 to $5.0 million for the twelve months ended December 31, 1999, a decrease of $1.6 million or 25%. In February 1999, the Food and Drug Administration ("FDA") approved the Company's NDA for Busulfex and, as a result, Busulfex development spending decreased from 1998 levels. Development activities for Xyrem were slowed until the results of a September meeting with the FDA were known. However, the Company expects research and development expense, principally clinical and toxicology spending for Xyrem, to increase significantly over 1999 levels due to the commencement in 2000 of additional Xyrem clinical trials supporting additional future Xyrem claims and the expected completion of the submission of an NDA for Xyrem scheduled for the Fall of 2000.

Sales and marketing expense increased from $2.7 million for the twelve months ended December 31, 1998 to $3.4 million for the twelve months ended December 31, 1999, an increase of $0.7 million or 25%. This increase is largely attributable to significantly higher spending related to the addition of an Antizol and Busulfex sales force, sales and marketing program costs for Antizol and Busulfex, and an incentive program for employees. The Company expects sales and marketing expenses to increase because of the pre-approval market research related to Xyrem and on-going marketing activities for Busulfex.

General and administrative expense decreased from $3.0 million for the twelve months ended December 31, 1998 to $2.8 million for the twelve months ended December 31, 1999, a decrease of $0.2 million or 7%. This decrease is principally related to management consulting expenses for regulatory and product development assistance incurred in 1998 resulting from the 1997 departure of the Company's former President and Chief Operating Officer, and a 1998 charge to compensation expense related to stock options. General and administrative expenses are not expected to increase significantly in subsequent periods.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased from $0.2 million for the twelve months ended December 31, 1998 to $0.3 million for the twelve months ended December 31, 1999. This increase is due to $0.2 million of interest expense recorded in 1998 that was attributable to the Company's obligation to Chronimed resulting from the 1997 contract termination fee. As a result of higher levels of invested funds from the proceeds of the private placement in February 2000, interest income will increase during 2000 prior to the use of those funds for funding corporate expenses, including the development of Xyrem.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.7 million for the twelve months ended December 31, 1999 compared to $0.2 million for the twelve months ended December 31, 1998. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. The Company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000 (after which date the Company is obligated to the preferred stock dividend in cash or additional common shares, which will cause preferred stock dividends to increase in subsequent quarters.

Net loss applicable to common shareholders of $(5.9) million for the twelve months ended December 31, 1999 compared to a net loss of $(8.5) million for the twelve months ended December 31, 1998. Basic and diluted loss per common share for these respective periods were $(0.90) and $(1.36), based on weighted average number of common shares outstanding of 6,587,790 and 6,236,897, respectively.

TWELVE MONTHS ENDED DECEMBER 31, 1998 VS. TWELVE MONTHS ENDED DECEMBER 31, 1997 Revenues increased from $0.7 million for the twelve months ended December 31, 1997 to $5.0 million for the twelve months ended December 31, 1998, an increase of $4.3 million or 671%. The 1998 increase is principally attributable to Antizol, which the Company commenced shipping for the first time in December 1997. Antizol revenue growth to date reflects the initial stocking of this product by hospitals during 1998. In 1998, Antizol-Vet revenues declined from 1997. Cystadane and Sucraid revenues increased from 1997 levels principally because of international shipments of Cystadane and the 1998 commercial introduction of Sucraid, which the Company commenced shipping in July 1998.

Cost of sales increased from $0.3 million or 49% of revenues for the twelve months ended December 31, 1997 to $1.1 million or 22% of revenues for the twelve months ended December 31, 1998, an increase of $0.8 million 252%. The increase is attributable to significantly higher unit sales volume of new products, Antizol and Sucraid, and provisions to write off excess Antizol and Antizol-Vet inventories. Based on the Company's expectation of lower demand for Antizol and Antizol-Vet after 1998, inventories in excess of expected 1999 demand were written off to zero, which increased cost of sales by approximately $93,000.

Research and development expense increased from $6.5 million for the twelve months ended December 31, 1997 to $6.6 million for the twelve months ended December 31, 1998, an increase of $0.1 million or 2%. For the twelve months ended December 31, 1997, approximately $1.7 million of research and development expense related to the nine development products the Company discontinued during 1997. Excluding the research and development expense of $1.7 million attributable to the nine discontinued development products, research and development expense related to 1998 increased by approximately $1.8 million over the corresponding 1997 period. This increase is largely attributable to significantly higher regulatory and clinical spending for Busulfex and Xyrem in 1998 as compared to 1997.

Sales and marketing expense increased from $1.2 million for the twelve months ended December 31, 1997 to $2.7 million for the twelve months ended December 31, 1998, an increase of $1.5 million or 111%. This increase is largely attributable to significantly higher spending related to the addition of an Antizol and Busulfex sales force, sales and marketing program costs for Antizol and Busulfex, and an incentive program for employees.

General and administrative expense increased from $2.5 million for the twelve months ended December 31, 1997 to $3.0 million for the twelve months ended December 31, 1998, an increase of $0.5 million or 22%. This increase is principally related to a management consulting arrangement for regulatory and product development assistance necessitated by the 1997 departure of the Company's former President and Chief Operating Officer, and a charge to compensation expense related to stock options.

Contract termination fee of $2.2 million for the twelve months ended December 31, 1997 was a one-time expense related to the June 1997 termination of an agreement under which Chronimed had exclusive rights to distribute certain Orphan Medical products, including Antizol and Busulfex. The amount expensed at the time of the contract termination in the Company's second quarter of 1997 was $2.2 million, which represented the present value of future payments that aggregated $2.5 million, discounted at 12%. Interest expense attributable to the contract termination fee obligation is included in other income. As of December 31, 1998, the Company had fully satisfied its obligation to Chronimed with respect to the contract termination fee and no additional expense is expected in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased from $0.5 million for the twelve months ended December 31, 1997 to $0.2 million for the twelve months ended December 31, 1998. This decrease is due to less interest income resulting from lower levels of invested funds during the year, and to approximately $0.2 million of interest expense attributable to the Company's obligation to Chronimed resulting from the 1997 contract termination fee

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and has a dividend rate of 7.5%. Preferred stock dividends accumulated were $0.2 million for the twelve months ended December 31, 1998. Preferred stock dividends are payable in arrears on August 1 and February 1 of each year, commencing on February 1, 1999. The Company satisfied its February 1, 1999 dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. The Company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000, which will cause preferred stock dividends to increase in subsequent quarters.

Net loss applicable to common shareholders of $(8.5 million) for the twelve months ended December 31, 1998 compares with a net loss of $(11.4 million) for the twelve months ended December 31, 1997. Basic and diluted loss per common share for these respective periods were $(1.36) and $(1.87), based on weighted average number of common shares outstanding of 6,236,897 and 6,074,342, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from initial working capital balances, net proceeds from public offerings in 1995 and 1996, net proceeds from a 1998 and 1999 private placement of convertible preferred stock, interest income and product sales. The 1999 private placement of convertible preferred stock resulted in net proceeds of $2.9 million. In February 2000, the Company completed a private placement of 1.365 million shares of newly issued common stock, resulting in net proceeds of $10.7 million. The various public and private placement transactions resulted in aggregate net proceeds, after commissions and expenses, of $44.3 million.

Net working capital (current assets less current liabilities) decreased from $5.3 million at December 31, 1998 to $3.2 million at December 31, 1999. Cash, cash equivalents, and available-for-sale securities decreased from $7.5 million at December 31, 1998 to $4.0 million at December 31, 1999. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2000. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations based on the Company's trade accounts receivable. The Company intends to renew this line of credit facility. However the Company cannot assure that the bank will do so, or that it would do so on terms acceptable to the Company. In connection with the financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. To date, the Company has not borrowed under either of these arrangements.

The Company's commitments for outside development spending decreased from $3.4 million at December 31, 1998 to $1.6 million at December 31, 1999. The decrease is principally attributable to the timing of the initiation of clinical trials for Xyrem development activities. The Company expects future commitments for Xyrem to increase significantly over current levels.

The Company expects spending during 2000 for research and development, and sales and marketing to increase significantly over 1999 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through December 31, 2000.

For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company did not meet either of these thresholds at December 31, 1999. The Company's net tangible assets at December 31, 1999 equaled approximately $3.6 million and the Company's market capitalization was approximately $34.3 million (based on the last sale price of $5.1875 and 6,606,207 shares outstanding as of December 31, 1999). Since December 31, 1999, two events have occurred to change this situation. In February 2000, the Company completed the sale of 1,365,000 shares of newly issued common stock for net proceeds $10.7 million. Because of this financing, the Company met the net tangible asset requirement as of March 1, 2000, when the Company's proforma net tangible assets were $14.3 million. Moreover, as of March 1, 2000, the Company had 8,192,249 shares of common stock outstanding and the last trading price of the Company's stock on March 1, 2000 was $14.25 resulting in a market capitalization of $116.7 million. The Company does not expect to be profitable in fiscal 2000, but does expect to meet the net tangible asset requirement for listing on the Nasdaq National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement.

In connection with the 1998 private placement of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. The most important of these restrictions are: (1) the Company cannot incur additional indebtedness, except for indebtedness secured solely by the Company's trade receivables, until it has profitable operations, subject to certain limitations and (2) the Company cannot, without the approval of a majority of the preferred stockholders, issue additional equity securities unless the selling price per share exceeds the then conversion price, presently $8.14 per share, of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's expenses associated with Year 2000 readiness were not material in 1999. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's investments consist of debt securities with contractual maturities of less than one year. Therefore, the Company does not believe its operations are exposed to significant market risk relating to interest rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The financial statements of the Company as of and for the year ended December 31, 1999 begin on page F-1 of this Annual Report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) DIRECTORS OF THE REGISTRANT.
The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 6, 2000 (the "Proxy Statement").

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

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1).  FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                                      IN THIS
                             DESCRIPTION                           ANNUAL REPORT
-------------------------------------------------------------     --------------
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

                                                                    PAGE NUMBER
                                                                      IN THIS
                              DESCRIPTION                          ANNUAL REPORT
-------------------------------------------------------------     --------------
Schedule II - Valuation and Qualifying Accounts: Years Ended            F-14
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(a)(3).  LISTING OF EXHIBITS

  Exhibit                                                                                               Method of
  Number                                           Description                                            Filing
----------- ------------------------------------------------------------------------------------------ ------------
    3.1     Articles of Incorporation of Orphan Medical, Inc. ("OMI")                                      (1)
   3.1.1    Certificate of Designation for Senior Convertible Preferred Stock                              (11)
   3.1.2    Certificate of Designation for Series B, C and D Preferred Stock                               (15)
    3.2     Bylaws of OMI, as amended                                                                      (1)
    4.1     OMI 1994 Stock Option Plan                                                                     (1)
    4.2     OMI Employee Incentive Stock Option Agreement                                                  (1)
    4.3     OMI Non-Incentive Stock Option Agreement                                                       (1)
    4.4     OMI Non-Incentive Stock Option Agreement for Non-Employee Directors                            (1)
   10.1     Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994          (1)
   10.2     Transfer Agreement between OMI and Chronimed effective July 1, 1994                            (1)
   10.3     Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994           (1)
   10.4     Administrative Services Agreement between OMI and Chronimed effective July 2, 1994             (1)
   10.5     Security Agreement between OMI and Chronimed effective July 2, 1994                            (1)
   10.6     Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for
            Innovative Technology dated September 17, 1993                                                 (1)
   10.7     Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas
            System and the University of Houston effective February 14, 1994                               (1)
   10.8     Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated
            December 29, 1993                                                                              (1)
   10.9     Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment
            Group, Inc. dated December 17, 1993                                                            (1)
   10.10    License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer
            dated March 2, 1994                                                                            (1)
   10.11    Employment Agreement between OMI and John Howell Bullion dated August 31, 1994                 (1)
  10.11.1   Employment Agreement between OMI and John Howell Bullion dated October 29, 1999               Filed
                                                                                                         herewith

  Exhibit                                                                                               Method of
  Number                                           Description                                            Filing
----------- ------------------------------------------------------------------------------------------ ------------
   10.12    Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994     (1)
   10.13    Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between
            OMI and Richard Breuer dated September 30, 1994                                                (2)
   10.14    Assumption Agreement and Consent to Assignment regarding Aminocaproic Acid between OMI
            and Virginia's Center for Innovative Technology dated September 30, 1994                       (2)
   10.15    Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and
            Mericon Investment Group, Inc. dated October 5, 1994                                           (2)
   10.16    License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon
            Investment Group, Inc. dated July 6, 1993                                                      (2)
   10.17    License Agreement regarding Glucaric Acid between OMI and Ohio State University Research
            Foundation dated December 28, 1994                                                             (2)
   10.18    Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI
            and Lifecore Biomedical, Inc. dated December 21, 1994                                          (2)
   10.19    Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994        (2)
   10.20    Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the
            University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University
            of Texas System and the University of Houston dated October 18, 1994                           (2)
   10.21    License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994      (2)
   10.22    License Agreement regarding Sucrase between OMI and Hartford Hospital dated December 30,
            1994                                                                                           (2)
   10.23    Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February
            6, 1995                                                                                        (2)
   10.24    Consulting Agreement between OMI and William B. Adams dated November 15, 1994                  (3)
   10.27    Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated October 17,
            1994                                                                                           (2)
   10.29    Agreement between OMI and David A. Feste effective July 1, 1995                                (4)
   10.30    Development and License Agreement regarding Choline Chloride between OMI and Alan
            Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995                (4)
   10.31    Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard
            Breuer dated May 12, 1995                                                                      (4)
   10.32    Addendum to Administrative Services Agreement between OMI and Chronimed dated August 2,
            1995                                                                                           (4)
   10.33    Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for
            Innovative Technology dated September 17, 1993                                                 (5)
   10.34    Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated
            July 2, 1994                                                                                   (5)
   10.35    Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated
            October 19, 1994                                                                               (5)
   10.36    IRS tax qualification letter dated January 10, 1996 regarding the favorable determination
            of the tax status of the OMI 401(k) Savings Plan                                               (5)

  Exhibit                                                                                               Method of
  Number                                           Description                                            Filing
----------- ------------------------------------------------------------------------------------------ ------------
   10.38    Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman
            Laboratories, Inc. dated March 4, 1996                                                         (5)
   10.39    Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and
            Distribution Agreement dated July 2, 1996                                                      (6)
   10.40    Cystadane Agreement between the OMI and Chronimed dated October 11, 1996                       (7)
   10.41    License Agreement regarding alpha galactosidase A between OMI and Research Corporation
            Technologies, Inc. Dated March 15, 1996                                                        (8)
   10.42    License Agreement regarding 5-fluorouracil between OMI and the University of Miami and
            its Department of Opthalmology dated December 6, 1996                                          (8)
   10.43    Collaborative Development Agreement regarding Clonidine between OMI and Medtronic, Inc.
            dated November 27, 1996                                                                        (8)
   10.44    Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996            (8)
   10.45    Distribution Services Agreement between OMI and Cardinal Health dated June 1, 1997             (9)
   10.46    Termination Agreement between OMI and Chronimed dated as of June 27, 1997.                     (10)
   10.47    Loan Agreement and Security Agreement between OMI and Riverside Bank dated May 15, 1998.       (11)
   10.48    Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.               (11)
   10.49    Supplement to Termination Agreement between OMI and Chronimed dated December 7, 1998.          (12)
   10.50    Supplement II to Termination Agreement between OMI and Chronimed dated February 9, 1999.       (13)
   10.51    Purchase Agreement between OMI and UTECH, LLC dated December 30, 1998 regarding the sale
            and assignment to UTECH LLC of license rights to Colloidal Bismuth Subcitrate.                 (14)
   10.52    Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.             (14)
   10.53    Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust , Caduceus     Filed
            Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.       herewith
   10.54    Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND                Filed
                                                                                                         herewith
   10.55    Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999               (15)
   10.56    Promissory Note between OMI and UBS Capital II LLC dated August 2, 1999                        (15)
   10.57    Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting
            Preferred Stock                                                                                (15)
   10.58    Warrant to purchase shares Series D Non-Voting Preferred Stock                                 (15)
   10.59    Form of Change in Control Agreement to be entered into between the OMI and Certain            Filed
            Executives                                                                                   herewith
                                                                                                          Filed
   23.1     Consent of Ernst & Young LLP                                                                 herewith
                                                                                                          Filed
    24      Power of Attorney                                                                            herewith
                                                                                                          Filed
    27      Financial Data Schedule - EDGAR SCHEDULE                                                     herewith

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

         (5) Incorporated by reference to the corresponding exhibit numbers in OMI's Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 0-24760.
         (6) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-24760.
         (7) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-24760.
         (8) Incorporated by reference to the corresponding exhibit numbers in OMI's Annual Report on Form 10-K filed for the year ended December 31, 1996, Commission File No. 0-24760.
         (9) Incorporated by reference to the corresponding exhibit number in OMI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-24760.
         (10) Incorporated by reference to the corresponding exhibit numbers in OMI's Annual Report on Form 10-K filed for the year ended December 31, 1997, Commission File No. 0-24760.
         (11) Incorporated by reference to the corresponding exhibit numbers in OMI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
         (12) Incorporated by reference to the similarly described exhibit included with OMI's Current Report on Form 8-K dated December 7, 1998, Commission File No. 0-24760.
         (13) Incorporated by reference to the similarly described exhibit included with OMI's Current Report on Form 8-K dated February 9, 1999, Commission File No. 0-24760.
         (14) Incorporated by reference to the similarly described exhibit included with OMI's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
         (15) Incorporated by reference to the similarly described exhibit included with OMI's Current Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.

(b).  REPORTS ON FORM 8-K
None.

(c).  EXHIBITS
See Item 14(a)(3) above.

(d).  FINANCIAL STATEMENT SCHEDULES
See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 13th day of March, 2000.

                                       ORPHAN MEDICAL, INC.
                                       By:
                                           /s/ John Howell Bullion
                                           -----------------------
                                           John Howell Bullion
                                           Chief Executive Officer

                                           /s/ Timothy G. McGrath
                                           -----------------------
                                           Timothy G. McGrath
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 13, 2000.


               SIGNATURE                                 TITLE
---------------------------------------    -----------------------------------

        /s/ John Howell Bullion            Chief Executive Officer (Principal
---------------------------------------    Executive Officer) and a Director
          John Howell Bullion

                   *                       Director
---------------------------------------
            Michael Greene

                   *                       Director
---------------------------------------
            Julius A. Vida

                   *                       Director
---------------------------------------
    W. Leigh Thompson, Ph.D., M.D.

                   *                       Director
---------------------------------------
    William M. Wardell, Ph.D., M.D.

                   *                       Director
---------------------------------------
Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)


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

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors
Orphan Medical, Inc.


We have audited the accompanying balance sheets of Orphan Medical, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                       /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 4, 2000
except for Note 14, as to which
the date is February 25, 2000

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999             1998
                                                              ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                  $    205,678     $  2,980,342
   Available-for-sale securities                                 3,827,236        4,541,141
   Accounts receivable, less allowance for doubtful
     accounts of $113,000 and $48,620 for 1999 and 1998,
     respectively                                                1,089,712          989,339
   Other receivables                                                 5,425            6,925
   Inventories                                                     545,543          112,725
   Prepaid expenses                                                167,700          115,231
                                                              ------------     ------------
Total current assets                                             5,841,294        8,745,703

Property and equipment:
   Property and equipment                                          715,337          556,358
   Accumulated depreciation                                       (362,404)        (255,331)
                                                              ------------     ------------
                                                                   352,933          301,027

Other assets                                                        46,951               --

                                                              ------------     ------------
Total assets                                                  $  6,241,178     $  9,046,730
                                                              ============     ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                564,102          586,816
   Accrued outdated product return allowance                       281,750          304,582
   Accrued compensation                                            299,121          178,079
   Accrued expenses                                              1,534,997        2,401,676
                                                              ------------     ------------
Total current liabilities                                        2,679,970        3,471,153

Commitments                                                             --               --

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value;
     14,400 shares authorized; 8,088 and 7,500 shares
     issued and outstanding                                             81               75
   Series B Convertible Preferred Stock, $.01 par value;
     5,000 shares authorized; 2,950 and 0 shares issued
     and outstanding                                                    30               --
   Series C Convertible Preferred Stock, $.01 par value;
     4,000 shares authorized; 0 shares issued and
     outstanding                                                        --               --
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and
     outstanding                                                        --               --
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 6,606,207 and 6,560,096 issued and
     outstanding                                                    66,062           65,601
   Additional paid-in capital                                   43,743,664       39,946,113
   Accumulated deficit                                         (40,243,874)     (34,433,640)
   Accumulated other comprehensive loss                             (4,755)          (2,572)
                                                              ------------     ------------
Total shareholders' equity                                       3,561,208        5,575,577
                                                              ------------     ------------
Total liabilities and shareholders' equity                    $  6,241,178     $  9,046,730
                                                              ============     ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF OPERATIONS

                                              FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                                 ENDED            ENDED            ENDED
                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1999            1998              1997
                                              ------------     ------------     ------------
Revenues                                      $  6,457,406     $  5,048,308     $    654,838
Cost of sales                                      803,562        1,118,644          317,727
                                              ------------     ------------     ------------
Gross profit                                     5,653,844        3,929,664          337,111

Operating expenses:
   Research and development                      4,975,706        6,611,011        6,482,004
   Sales and marketing                           3,430,539        2,739,299        1,158,988
   General and administrative                    2,756,827        2,994,342        2,461,344
   Contract termination fee (Note 12)                   --               --        2,172,000
                                              ------------     ------------     ------------
Loss from operations                            (5,509,228)      (8,414,987)     (11,937,225)

Other income:
   Interest, net                                   287,989          177,885          549,356
                                              ------------     ------------     ------------

Net loss                                        (5,221,239)      (8,237,102)     (11,387,869)

Less:  Preferred stock dividends                   682,872          249,658               --
                                              ------------     ------------     ------------

Net loss applicable to common shareholders    $ (5,904,111)    $ (8,486,760)    $(11,387,869)
                                              ============     ============     ============

Basic and diluted loss per common share
  applicable to common shareholders           $      (0.90)    $      (1.36)    $      (1.87)
                                              ============     ============     ============

Weighted average number of
    shares outstanding                           6,587,790        6,236,897        6,074,342
                                              ============     ============     ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                               FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                                  ENDED            ENDED            ENDED
                                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                   1999             1998            1997
                                               ------------     ------------     ------------
OPERATING ACTIVITIES
Net loss                                       $ (5,221,239)    $ (8,237,102)    $(11,387,869)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                  115,777           98,287           76,491
     Compensatory options                            51,196          323,608           26,703
     Contract termination fee                            --               --        2,048,103
     Changes in operating assets and
       liabilities:
         Accounts payable                           (22,714)         227,971          110,989
         Accrued expenses                          (768,469)         758,312           78,688
         Inventories                               (432,818)         195,823         (308,548)
         Accounts receivable and other             (124,996)        (687,959)        (237,281)
                                               ------------     ------------     ------------
Net cash used in operating activities            (6,403,263)      (7,321,060)      (9,592,724)

INVESTING ACTIVITIES
Purchase of property and  equipment                (158,980)         (61,678)        (157,689)
Purchase of short-term investments               (8,735,566)     (12,749,402)     (12,253,885)
Maturities of short term investments              9,447,288       13,226,002       20,013,533
                                               ------------     ------------     ------------
Net cash provided by investing activities           552,742          414,922        7,601,959

FINANCING ACTIVITIES
Stock option and warrant exercise proceeds          876,546          660,595          213,697
Net proceeds from Preferred Stock
  offerings                                       2,876,869        7,075,008               --
Preferred stock dividend                               (995)              --               --
Common stock redemption                            (676,563)              --               --
                                               ------------     ------------     ------------
Net cash provided by financing activities         3,075,857        7,735,603          213,697
                                               ------------     ------------     ------------

(Decrease) increase in cash and cash
   equivalents                                   (2,774,664)         829,465       (1,777,068)
Cash and cash equivalents at the beginning
   of period                                      2,980,342        2,150,877        3,927,945
                                               ------------     ------------     ------------
Cash and cash equivalents at the
    end of period                              $    205,678     $  2,980,342     $  2,150,877
                                               ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
Warrants issued for line of credit             $     82,000               --               --

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                            ACCUMULATED
                               PREFERRED STOC            COMMON STOCK           ADDITIONAL                     OTHER
                               ---------------     ------------------------      PAID-IN      ACCUMULATED  COMPREHENSIVE
                               SHARES   AMOUNT       SHARES        AMOUNT        CAPITAL        DEFICIT         LOSS       TOTAL
                               -------------------------------------------------------------------- --------------------------------
Balance at December 31, 1996       --   $   --      6,056,088   $     60,561   $ 29,543,439   $(14,808,669)  $   --   $ 14,795,331

  Options exercised                --       --         41,287            413        213,284             --                 213,697
  Compensatory options             --       --             --             --         26,703             --                  26,703
  Warrants exercised               --       --          2,187             22            (22)            --                      --
  Net loss                         --       --             --             --             --    (11,387,869)            (11,387,869)
  Unrealized loss on
    available-for-sale
    securities                     --       --             --             --             --             --   (1,960)        (1,960)
                                                                                                                      ------------
     Subtotal - comprehensive
     loss                                                                                                              (11,389,829)
                               ------   ------      ---------   ------------   ------------   ------------   ------   ------------
Balance at December 31, 1997       --       --      6,099,562         60,996     29,783,404    (26,196,538)  (1,960)     3,645,902

  Net proceeds from private
    offering of 7,500 shares
    of Senior Convertible
    Preferred Stock             7,500       75             --             --      7,074,933             --               7,075,008
  Stock issued to Chronimed
    for contract termination
    fee                            --       --        313,694          3,137      2,105,041             --               2,108,178
  Options exercised                --       --        160,100          1,601        808,994             --                 810,595
  Shares tendered in
    connection with stock
    option exercises               --       --        (16,551)          (166)      (149,834)            --                (150,000)
  Compensatory options             --       --             --             --        323,608             --                 323,608
  Warrants exercised               --       --          3,291             33            (33)            --                      --
  Net loss                         --       --             --             --             --     (8,237,102)             (8,237,102)
  Unrealized loss on
    available-for-sale
    securities                     --       --             --             --             --             --     (612)          (612)
                                                                                                                      ------------
    Subtotal - comprehensive
    loss                                                                                                                (8,237,714)
                               ------   ------      ---------   ------------   ------------   ------------   ------   ------------
Balance at December 31, 1998    7,500       75      6,560,096         65,601     39,946,113    (34,433,640)  (2,572)     5,575,577

  Net proceeds from private
    offering of 2,950 shares
    of Series B Convertible
    Preferred Stock             2,950       30             --             --      2,876,838             --               2,876,868
  Options exercised                --       --        168,834          1,688        848,859             --                 850,547
  Repurchase of Chronimed
    stock                                            (127,723)        (1,277)      (675,286)            --                (676,563)
  Compensatory options             --       --             --             --         51,196             --                  51,196
  Warrants exercised               --       --          5,000             50         25,950             --                  26,000
  Warrants issued for line of
    credit                         --       --             --             --         82,000             --                  82,000
  Net loss                         --       --             --             --             --     (5,221,239)             (5,221,239)
  Unrealized loss on
    available-for-sale
    securities                     --       --             --             --             --             --   (2,183)        (2,183)
                                                                                                                      ------------
    Subtotal - comprehensive
    loss                                                                                                                (5,223,422)
  Preferred stock dividends       588        6             --             --        587,994       (588,995)                   (995)
                               ------   ------      ---------   ------------   ------------   ------------   ------   ------------
Balance at December 31, 1999   11,038   $  111      6,606,207   $     66,062   $ 43,743,664   $(40,243,874) $(4,755)  $  3,561,208
                               ======   ======      =========   ============   ============   ============   =======  ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. BUSINESS ACTIVITY
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company operated within a single segment, pharmaceutical product development, and had six approved products commercially available in the United States and several foreign countries. The Company has discontinued reporting as a development stage enterprise in fiscal 1999.

As of December 31, 1999, the Company had not completed product development, obtained required regulatory approvals or verified the market acceptance and demand for Xyrem(R) (sodium oxybate) oral solution, one of its three principal products. Antizol(R) (fomepizole) Injection, Busulfex(R) (busulfan) Injection and Xyrem are the Company's principal products. In February 1999, the U.S. Food and Drug Administration (the "FDA") approved the Company's New Drug Application ("NDA") for Busulfex and the Company began commercial shipments of Busulfex to distributors and wholesalers during the same month. In addition, a Treatment Investigational New Drug ("IND") application for Xyrem was approved by the FDA in December 1998 and the Company began shipping Xyrem in February 1999, for use in its Treatment IND clinical trials. The Treatment IND allows the Company to seek payments for Xyrem used by patients enrolled in the Treatment IND clinical trials, as well as gain additional clinical safety data that are expected to support the Company's planned NDA filing for Xyrem.

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

CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES
The Company considers all highly liquid investments with remaining maturities of 90 days or less when purchased to be cash equivalents. The Company considers all highly liquid investments with remaining maturities of more than 90 days when purchased to be available-for-sale securities. Cash equivalents are carried at cost plus accrued interest, which approximates market value. The Company records unrealized gain or loss, if any, on available-for-sale securities as a separate component of shareholders' equity.

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

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE ALLOWANCE
The Company determines an allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable. There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers' financial condition. Receivables are generally due within 30 days of the invoice date. Credit losses relating to customers have not been material since the Company's inception.

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

                                           DECEMBER 31,
                                   --------------------------
                                       1999          1998
                                   ------------  ------------
Raw materials and packaging           $ 148,129     $   1,063
Finished goods                          397,414       111,662
                                   ------------  ------------
                                      $ 545,543     $ 112,725
                                   ============  ============

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

STOCK BASED COMPENSATION
The Company accounts for its stock option plans under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

LOSS PER SHARE
Basic and diluted loss per common share applicable to common shareholders are based upon the weighted average number of Common Stock shares outstanding during the respective period. Basic loss per share excludes any dilutive effects of options, convertible senior preferred stock and warrants. Basic and diluted loss per share are the

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOSS PER SHARE (CONTINUED)
same for the reported periods because the effect of stock options, warrants, and convertible securities is anti-dilutive.

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

3. AVAILABLE-FOR-SALE SECURITIES
The amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of one year or less, are as follows:

                                                      GROSS           GROSS         ESTIMATED
                                     AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                       COST           GAINS           LOSSES          VALUE
                                   ------------    ------------    ------------    ------------
As of December 31, 1999
     Commercial paper              $  3,831,991    $         --    $      4,755    $  3,827,236
                                   ------------    ------------    ------------    ------------
                                   $  3,831,991    $         --    $      4,755    $  3,827,236
                                   ============    ============    ============    ============

As of December 31, 1998
     Commercial paper              $    500,289    $         --    $      2,161    $    498,128
     U.S. Government securities       4,043,424              --             411       4,043,013
                                   ------------    ------------    ------------    ------------
                                   $  4,543,713    $         --    $      2,572    $  4,541,141
                                   ============    ============    ============    ============

4. OPERATING LEASES
The Company has a non-cancelable operating lease for office space that expires on October 31, 2002. Future minimum lease payments, including current real estate taxes and operating expenses under this operating lease are $216,000, $219,000, and $187,600 for the years ended December 31, 2000, 2001, and 2002 respectively. Total rent expense was approximately $142,600, $125,000, and $107,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2000. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through December 31, 1999, the Company has not borrowed under this arrangement. The Company has an additional line of credit discussed further in Note 10.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES
As of December 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $32,261,000, credit for increasing research activities (the "R&D credit") carryforwards of approximately $359,000 and orphan drug credit carryforwards of approximately $5,882,000, available to reduce its future tax liabilities. These carryforwards will begin expiring after 2009. For the years ended December 31, 1999 and 1998, a valuation allowance of $17,611,000 and $14,658,000, respectively, has been recognized to offset the deferred tax assets related to these carryforwards.

No current income taxes have been provided for the years ended December 31, 1999, 1998 and 1997 as the Company had a loss for both financial reporting and tax purposes.

Significant components of the Company's net deferred tax assets are as follows:

                                            DECEMBER 31, 1999  DECEMBER 31, 1998
                                            -----------------  -----------------
Deferred tax assets:
  Net operating loss carryforwards             $ 10,969,000      $  9,381,000
  R&D and orphan drug credit carryforwards        6,241,000         4,625,000
  Contract termination fee                               --           230,000
  Inventory reserves                                128,000           169,000
  All other reserves                                305,000           284,000
Deferred tax liabilities:
  Depreciation                                      (32,000)          (31,000)
Valuation allowance for deferred tax assets     (17,611,000)      (14,658,000)
                                               ------------      ------------

Net deferred tax assets                        $         --      $         --
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

On January 4, 2000, shareholders approved the Orphan Medical, Inc. Employee Stock Purchase Plan to be funded by employee contributions. All employees are eligible subject to certain requirements.

8. STOCK OPTIONS
The Company has one stock option plan for employees and non-employees, the 1994 Stock Option Plan (the "Plan"). The Plan provides the Company may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Options are exercisable as prescribed by the Plan and expire up to fifteen years from the grant date for non-qualified stock options and up to ten years from the grant date for employee incentive stock options. At December 31, 1999, the Plan has 1,925,000 shares of Common Stock reserved for issuance.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. STOCK OPTIONS (CONTINUED)
Options outstanding were granted as follows:

                                                PLAN
                                            -----------         WEIGHTED
                                              OPTIONS           AVERAGE
                                            OUTSTANDING      EXERCISE PRICE
                                            -----------      --------------

   Balance at December 31, 1996              1,208,000           $5.18
     Options granted                           308,000            5.81
     Options canceled                          (78,566)           5.41
     Options exercised                         (41,287)           5.18
                                            -----------
   Balance at December 31, 1997              1,396,147            5.32
     Options granted                           199,500            7.77
     Options canceled                           (6,900)          10.13
     Options exercised                        (160,100)           5.06
                                            -----------
   Balance at December 31, 1998              1,428,647            5.66
     Options granted                           234,305            6.39
     Options canceled                          (22,500)           5.51
     Options exercised                        (168,834)           5.04
                                            -----------
   Balance at December 31, 1999              1,471,618           $5.85
                                            ===========

The following table summarizes information about the stock options outstanding at December 31, 1999:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ------------------------------------------------------    ---------------------------------
                                     WEIGHTED AVERAGE
RANGE OF EXERCISE     NUMBER            REMAINING       WEIGHTED AVERAGE         NUMBER        WEIGHTED AVERAGE
      PRICES        OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
-----------------   --------------- --------------------------------------    ------------     ----------------
  $4.19 - $5.00          704,313        4.52 years           $4.99               704,313             $4.99
  $5.38 - $6.63          435,805        5.82 years            5.93               250,605              5.89
  $6.83 - $10.13         331,500        8.31 years            7.57               152,600              7.67
                    -------------                                            ------------
  $4.19 - $10.13       1,471,618                             $5.85             1,107,518             $5.56
                    =============                                            ============

Fully vested and exercisable options were 1,107,518, 1,101,960, and 903,947 as of December 31, 1999, 1998, and 1997, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 1999, 1998, and 1997 were $5.57, $5.31, and $5.16, respectively.

PRO FORMA INFORMATION:
The Company applies the intrinsic-value method in accounting for stock issued to employees and directors. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the option vesting period.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. STOCK OPTIONS (CONTINUED)
PRO FORMA INFORMATION:
Pro forma net loss and loss per share information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 1999, 1998, and 1997, respectively.

                                             1999          1998         1997
                                         ---------------------------------------
     Expected dividend yield                 0.00%        0.00%         0.00%
     Expected stock price volatility          57%          61%           61%
     Risk-free interest rate                 5.88%         5.5%         5.5%
     Expected life of options               5 years      5 years       5 years

The weighted average fair value of the options granted in 1999, 1998, and 1997 was $3.55, $4.79, $2.99, respectively, as computed as described above.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over a four year average vesting period. The Company's pro forma net loss for 1999, 1998 and 1997 was $(6,014,176) $(9,015,936), and
$(11,690,085) and pro forma net loss per share was $(0.91), $(1.45), and $(1.92), respectively. These pro forma amounts include amortized fair values attributable to options granted after June 30, 1995 only, and therefore are not representative of future pro forma amounts.

9. STOCK WARRANTS
The Company issued warrants to the underwriter related to the Company's 1995 initial public stock offering to purchase 222,500 shares of Common Stock at a price of $5.20 per share. These warrants are exercisable at any time between May 11, 1997 and May 12, 2000. In 1999, The Company issued additional warrants to the underwriter related to the Company's 1995 initial public offering to purchase 10,000 shares of Common Stock at $8.50 per share. At December 31, 1999 and 1998, the Company had warrants outstanding to purchase 211,725 and 206,725 shares, respectively, of Common Stock, all of which are currently exercisable.

In connection with the August 1999 financing, the Company issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either 2,050 shares of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible to shares of the Company's Series D Non-Voting Preferred Stock at a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The second warrant, issued in relation to the line of credit, entitled the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require the exercise of the warrants under certain conditions. The value of the warrants was $82,000 and is amortized over the term of the line of credit to interest expense. All of these warrants are outstanding at December 31, 1999. These warrants are not exercisable until July 23, 2002.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY
On October 12, 1994, Chronimed Inc. ("Chronimed") distributed 1,180,838 shares of the Company's Common Stock to its shareholders of record as of September 6, 1994. The distribution of the Company's Common Stock by Chronimed Inc. represented a complete distribution in connection with a spin-off of the Company, effective July 1, 1994. The Company completed a public offering of Common Stock on May 19, 1995, and June 29, 1995, pursuant to which it sold 2,558,750 shares of Common Stock at $4.00 per share, before commissions and expenses. The Company also completed a public offering of Common Stock on April 23, 1996 pursuant to which it sold 2,300,000 shares of Common Stock at $7.125 per share, before commissions and expenses.

On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares are convertible, at the option of the holders, into shares of the Company's Common Stock at a price equal to $8.50 per share. The Preferred Shares have anti-dilution and change of control protection, and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company's Board of Directors.

On August 2, 1999, the Company completed a $5.0 million financing transaction in a private placement. The funding consisted of a purchase of 2,950 shares of the Company's Series B Convertible Preferred Stock for an aggregate purchase price of $2.95 million and a commitment of $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock ("Series B Preferred Shares") may be converted prior to August 2, 2009 into shares of the Company's Common Stock at a price of $6.50 per share. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. The Company has not borrowed under this arrangement as of December 31, 1999. The Series B Preferred Shares have anti-dilution and change of control protection, and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Series B Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in August 2009, the Series B Preferred Shares must be (a) converted into Common Stock, subject to a $1.2 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends.

The August 1999 financing triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held as of August 1 (after giving effect to the semi-annual in-kind dividend distributions, the most recent of which was August 1, 1999), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share.

11. RESEARCH AND DEVELOPMENT COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development and manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. The Company does not have any joint venture agreements nor does it have any arrangements to perform research and development for other parties. The Company recognizes the costs associated with these commitments as incurred based on the accrual method of accounting. Expenditures associated with these commitments totaled approximately $3,600,000, $5,200,000, $5,232,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's commitment to incur additional expenditures in subsequent periods for development activities totaled approximately $1,602,095, $3,350,000, and $2,700,000 at December 31,
1999, 1998, and 1997, respectively. Commitments for research and development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of new product development, if any, and clinical trial activity.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Company collected cash proceeds of approximately $511,000 and $788,000 for the years ended December 31, 1998 and 1997, respectively, relating to certain research and development expenditures that qualified for reimbursement under the terms of several grant awards provided by the FDA Office of Orphan Drug Products. At December 31, 1999, the Company had collected all cash proceeds relating to research and development expenditures qualifying for reimbursement and no additional reimbursements are available under these grant awards.

12. CONTRACT TERMINATION FEE
The Company and Chronimed entered into an Agreement dated June 27, 1997, in which Chronimed agreed to terminate certain agreements that had been in existence since the spin-off of the Company from Chronimed in 1994. Among the terminated agreements was the Marketing and Distribution Agreement dated July 2, 1994, as amended, under which Chronimed had the exclusive right to market and distribute certain of Orphan Medical's products, including Busulfex and Antizol. In consideration for terminating these agreements, the Company agreed to pay Chronimed compensation equal to $2,500,000, consisting of cash and shares of the Company's Common Stock. Chronimed was paid $250,000 in cash on June 27, 1997, with the remaining balance of $2,250,000 payable in quarterly installments based on a temporary royalty arrangement equal to 3 percent of the Company's sales and the issuance of Common Stock equal to 1 percent of the Company's issued and outstanding Common Stock at each quarter end. As provided by the Agreement, the Company paid Chronimed approximately $131,000 and $9,400 in royalties for the years ended December 31, 1998 and 1997, respectively. In addition, the Company issued to Chronimed 313,694 of Common Stock through December 31, 1998, of which 185,971 have been sold by Chronimed in market transactions for net cash proceeds of $1,433,061 as of that date.

On February 9, 1999, the Company completed the acquisition from Chronimed Inc. of the remaining 127,723 unregistered shares of the Company's Common Stock. The Company paid Chronimed $338,281 on February 9, 1999 and $338,282 on March 31, 1999 to satisfy all of its obligations under the June 1997 Termination Agreement.

13. SEGMENT INFORMATION

The Company operates in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the years ended December 31, 1999, 1998 and 1997, respectively.

                      1999            1998           1997
                 ------------    ------------    ------------
Domestic         $  5,790,118    $  4,810,003    $    654,838
International         667,288         238,305              --
                 ------------    ------------    ------------
Total            $  6,457,406    $  5,048,308    $    654,838
                 ============    ============    ============


14. SUBSEQUENT EVENT
On February 23, 2000, the Company completed the sale of 1,265,000 shares of its Common Stock at a price of $8.00 per share. The Company received net proceeds of $9,720,000 from the transaction and has agreed to register the shares under the Securities Act of 1933, as amended.

On February 25, 2000, the Company completed the sale of 100,000 shares of its Common Stock at a price of $10.00 per share. The Company received proceeds of $1,000,000 from the transaction and has agreed to register the shares under the Securities Act of 1933, as amended.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   ORPHAN MEDICAL, INC.

                                                                     Additions
                                                        -------------------------------------
                                        Balance at                           Charged to Other
                                       Beginning of     Charged to Costs        Accounts -         Deductions -    Balance at End
             Description                  Period          and Expenses           Describe          Describe(1)       of Period
-----------------------------------    ------------     ----------------     ----------------      ------------    --------------
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted
    from asset accounts:

    Allowance for doubtful accounts      $ 48,620          $ 64,380              $     --            $     --         $113,000
    Allowance for excess
      inventory                           497,200                --                    --             120,607          376,593

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted
    from asset accounts:

    Allowance for doubtful accounts        22,617            26,003                    --                  --           48,620
    Allowance for excess
      inventory                           192,453           304,747                    --                  --          497,200

YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted
    from asset accounts:

    Allowance for doubtful accounts            --            22,617                    --                  --           22,617
    Allowance for excess
      inventory                           301,830            91,050                    --             200,427          192,453


(1) Recovery of amounts previously reserved.