Form 10-Q
period 2000-03-31
ORPHAN MEDICAL INC
filed 2000-05-15
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2000
                                               --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______

Commission File Number   0-24760
                       ---------

                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                               41-1784594
                ---------                               ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

   13911 Ridgedale Drive, Suite 250,
         Minnetonka, MN 55305                         (952) 513-6900
         --------------------                         --------------
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
           Yes ___X___       No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 par value                    8,347,721
     ----------------------------                    ---------
               (Class)                    (Outstanding at April 30, 1999)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1.  Financial Statements (Unaudited)

Balance Sheets - March 31, 2000 and December 31, 1999.                         3

Statements of Operations - Three months ended March 31, 2000 and
March 31, 1999.                                                                4

Statements of Cash Flows - Three months ended March 31, 2000 and
March 31, 1999.                                                                5

Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                         8

Item 3. Quantitative and Qualitative Disclosures about Market Risks           25


PART II. OTHER INFORMATION
--------------------------

Items 1, 3 and 5 do not apply and have been omitted.

Item 2. Changes in Securities and Use of Proceeds                             26

Item 4. Submission of Matters to a Vote of  Security Holders                  26

Item 6. Exhibits and Reports on Form 8-K                                      27

        Signature                                                             28


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                           MARCH 31       DECEMBER 31,
                                                                         ------------     ------------
                                                                             2000             1999
                                                                         ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                             $  2,990,593     $    205,678
   Available-for-sale securities                                           12,684,333        3,827,236
   Accounts receivable, less allowance for doubtful accounts of
     $128,000 and $113,000 for 2000 and 1999, respectively                  1,337,222        1,089,712
   Other receivables                                                            5,425            5,425
   Inventories                                                                474,359          545,543
   Prepaid expenses                                                           131,490          167,700
                                                                         ------------     ------------
   Total current assets                                                    17,623,422        5,841,294

   Property and equipment:
   Property and equipment                                                     760,410          715,337
   Accumulated depreciation                                                  (394,878)        (362,404)
                                                                         ------------     ------------
                                                                              365,532          352,933

   Other assets                                                                38,095           46,951
                                                                         ------------     ------------
   Total assets                                                          $ 18,027,049     $  6,241,178
                                                                         ============     ============

   Liabilities and shareholders' equity
   Current liabilities:
   Accounts payable                                                           162,090          564,102
   Accrued outdated product return allowance                                  325,743          281,750
   Accrued compensation                                                       285,285          299,121
   Accrued expenses                                                         1,982,230        1,534,997
                                                                         ------------     ------------
   Total current liabilities                                                2,755,348        2,679,970

   Commitments                                                                     --               --

   Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value; 14,400 shares
     authorized; 8,488 and 8,088 shares issued and outstanding                     84               81
   Series B Convertible Preferred Stock, $.01 par value; 5,000 shares
     authorized; 3,060 and 2,950 shares issued and outstanding                     31               30
   Series C Convertible Preferred Stock, $.01 par value; 4,000 shares
     authorized; 0 shares issued and outstanding                                   --               --
   Series D Convertible Preferred Stock, $.01 par value; 1,500,000
     shares authorized; 0 shares issued and outstanding                            --               --
   Common stock, $.01 par value; 25,000,000 shares authorized;
     8,347,721 and 6,606,207, issued and outstanding                           83,477           66,062
   Additional paid-in capital                                              56,751,301       43,743,664
   Accumulated deficit                                                    (41,558,437)     (40,243,874)
   Unrealized gain (loss) on available-for-sale securities                     (4,755)          (4,755)
                                                                         ------------     ------------
   Total shareholders' equity                                              15,271,701        3,561,208
                                                                         ------------     ------------
   Total liabilities and shareholders' equity                            $ 18,027,049     $  6,241,178
                                                                         ============     ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                                   (Unaudited)



                                             For the Three Months Ended
                                            -----------------------------
                                              March 31,        March 31,
                                                2000             1999
                                            ------------     ------------
Revenues                                    $  2,742,456     $  1,401,839

Cost of sales                                    459,353          248,925
                                            ------------     ------------

Gross Profit                                   2,283,103        1,152,914

Operating expenses:
   Research and development                    1,766,403        1,308,763
   Sales and marketing                           804,590          737,985
   General and administrative                    735,429          713,025
                                            ------------     ------------
Total operating expenses                       3,306,422        2,759,773
                                            ------------     ------------
Loss from operations                          (1,023,319)      (1,606,859)

Other income:
   Interest, net                                 125,474           85,920
                                            ------------     ------------

Net loss                                        (897,845)      (1,520,939)

Less: Preferred stock dividends                  211,426          142,250
                                            ------------     ------------

Net loss attributable to common
   shareholders                             $ (1,109,271)    $ (1,663,189)
                                            ============     ============

Basic and diluted loss per
   common share                             $      (0.15)    $      (0.25)
                                            ============     ============

Weighted average number of
   shares outstanding                          7,288,125        6,597,995
                                            ============     ============

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)


                                                         For the Three Months Ended
                                                       -----------------------------
                                                         March 31,        March 31,
                                                           2000             1999
                                                       ------------     ------------
OPERATING ACTIVITIES
Net loss                                               $   (897,844)    $ (1,520,939)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                           32,474           26,770
     Compensatory options                                    16,991           51,196
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                 75,378         (227,705)
       Inventories                                           71,184          (15,545)
       Accounts receivable and current assets              (202,444)         393,345
                                                       ------------     ------------
Net cash used in operating activities                      (904,261)      (1,292,878)

INVESTING ACTIVITIES
   Purchase of office equipment                             (45,073)         (19,665)
   Purchases of short-term investments                  (12,639,256)      (2,487,558)
   Maturities of short-term investments                   3,782,159        2,999,694
                                                       ------------     ------------
Net cash provided by (used in) investing activities      (8,902,170)         492,471

FINANCING ACTIVITIES:
   Employee stock purchase plan                             366,756               --
   Stock option and warrant exercise proceeds             1,506,348          651,670
   Private common stock placement                        10,719,963               --
   Common stock redeemed                                         --         (676,563)
   Cash dividends                                            (1,721)            (973)
                                                       ------------     ------------
Net cash provided by financing activities                12,591,346          (25,866)
                                                       ------------     ------------

Increase (decrease) in cash and cash equivalents          2,784,915         (826,273)
Cash and cash equivalents at beginning of
   period                                                   205,678        2,980,342
                                                       ------------     ------------
Cash and cash equivalents at end of
   period                                              $  2,990,593     $  2,154,069
                                                       ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                              $    138,427     $     74,210
                                                       ============     ============

SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers improvement in the safety or efficacy of patient treatment and has no substantial equivalent substitute. The Company has six products that have been approved for marketing by the Food and Drug Administration (the "FDA") and is currently developing one potential product. The Company expects to seek additional products for development.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, and agreements with drug distributors. Expenditures incurred under these commitments and reported as research and development expense totaled approximately $1.4 million for the three-month period ended March 31, 2000. At March 31, 2000, the Company estimates that it could incur approximately $2.2 million of expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

4. BORROWINGS
The Company has renewed a commercial revolving line of credit with a bank, which expires on May 15, 2001. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through March 31, 2000, the Company has not borrowed under this arrangement. In connection with the financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. To date, the Company has not borrowed under either of these arrangements.

5. EQUITY TRANSACTIONS
On February 23, 2000, the Company completed the sale of 1,265,000 shares of its Common Stock at a price of $8.00 per share. The Company received net proceeds of $9,720,000 from the transaction.

On February 25, 2000, the Company completed the sale of 100,000 shares of its Common Stock at a price of $10.00 per share. The Company received proceeds of $1,000,000 from the transaction.

The shares from both of these transactions have been registered under the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the period ended March 31,2000 titled Risk Factors.

GENERAL
Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of seven products, introducing and promoting these products and fund raising. The Company operates in a single business segment: pharmaceutical product development and marketing. At March 31, 2000, six of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and one product was in active development. The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year. In addition, the Company expects operating losses to continue at least through 2000.

FINANCIAL RESULTS
Net loss applicable to common shareholders was $1.1 million for the quarter ended March 31, 2000 compared to a net loss of $1.7 million for the quarter ended March 31, 1999, a decrease of $0.6 million or 35%. The decrease results principally from an increase of revenues from approved products offset by higher research and development spending for Xyrem(R) (sodium oxybate) Oral Solution. In addition, the Company had slightly higher sales and marketing spending to support the higher sales volume in commercialized products and pre approval spending for Xyrem. The Company also had a small increase in general and administrative expenses resulting from compensation expense associated with staffing. The preferred stock dividend, increased for the quarter ended March 31, 2000 over the quarter ended March 31, 1999 due to the issuance of additional preferred stock in August 1999. The preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased $1.3 million or 96% to $2.7 million for the quarter ended March 31, 2000 from $1.4 million for the quarter ended March 31, 1999. The increase in net sales reflects a full quarter of Busulfex(R) (busulfan) Injection sales for the quarter ended March 31, 2000 as compared to the partial quarter of sales of Busulfex due to the initial commercialization of this product in February 1999. Sales of Busulfex in the quarter are consistent with the Companies expectations. Sales of Antizol(R) (fomepizole) Injection have increased significantly for the quarter ended March 31, 2000 over the quarter ended March 31 1999. This increase is attributable to Antizol becoming a standard of care product for ethylene glycol (anti-freeze) poisonings and, as such, is now being stocked by more emergency care facilities and used for more poisonings. The Company expects Antizol revenues to be variable because future orders will most likely be based on use or as poisonings occur. In addition, international sales increased to approximately 20% of total sales for the quarter ended March 31, 2000 compared to 3% the prior year. International sales for the quarter ended March 31, 2000 consisted primarily of Busulfex and Cystadane(R) (betaine anhydrous) Oral Solution.

Gross profit margins increased slightly to 83% for the quarter ended March 31, 2000 compared to 82% for the quarter ended March 31, 1999. Cost of sales increased $0.3 million or 85% to $0.5 million for the quarter ended March 31, 2000 from $0.2 million for the quarter ended March 31, 1999. The increase in cost of sales compared to the prior year is primarily the result of an increase in net sales in the first quarter. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped, both domestically and internationally.

Research and development expense increased $0.5 million or 35% to $1.8 million for the quarter ended March 31, 2000 from $1.3 million for the quarter ended March 31, 1999. The increase is the result of increased spending for Xyrem offset by decreased spending on Busulfex. The Company expects research and development expense, principally clinical and regulatory spending for Xyrem to increase over current levels in subsequent quarters due to the commencement in 2000 of additional clinical trials supporting additional future Xyrem claims and the expected completion of the submission an NDA for Xyrem scheduled for the Fall of 2000.

Sales and marketing expense increased $0.1 million or 9% to $0.8 million for the quarter ended March 31, 2000 from $0.7 million for the quarter ended March 31, 1999. This increase is largely attributable to increased compensation and staffing in preparation for Xyrem approval. Sales and marketing expenses are expected to increase because of the pre-approval market preparation related to Xyrem and on-going marketing activities for Busulfex.

General and administrative expense increased slightly for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This increase is principally related to increased salary expense resulting from staffing increases and salary adjustments. General and administrative expenses are not expected to increase significantly in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 49% to $125,474 for the quarter ended March 31, 2000 from $85,920 for the quarter ended March 31, 1999. This increase is the result of additional invested funds from the successful preferred stock offering in the third quarter of 1999 and the successful private common stock offering in the first quarter of 2000. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for the 2000 first quarter compared to $0.1 million for the 1999 first quarter. Preferred stock dividends are payable in arrears on August 1 and February 1 of each year. The Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. The Company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000 (after which date the Company is obligated to the pay stock dividend in cash or additional common shares), which will cause preferred stock dividends to increase in subsequent quarters.

SEGMENT INFORMATION
The Company operates in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the quarters ended March 31, 2000 and 1999, respectively.

                               2000             1999
                           ------------     ------------
Domestic                     $2,193,443       $1,359,195
International                   549,013           42,644
                           ------------     ------------
Total                        $2,742,456       $1,401,839
                           ============     ============

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

Net working capital (current assets less current liabilities) increased from $3.2 million at December 31, 1999 to $14.9 million at March 31, 2000. Cash and cash equivalents, and available-for-sale securities increased from $4.0 million at December 31, 1999 to $15.7 million at March 31, 2000 as a result of the private placement in February 2000. The Company continues to invest its excess cash in interest bearing, investment grade securities.

The Company has a $500,000 commercial revolving line of credit with a bank, expiring on May 15, 2001. In connection with the financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. To date, the Company has not borrowed under either of these arrangements.

The Company's commitments for outside development spending increased from approximately $1.6 million at December 31, 1999 to approximately $2.2 million March 31, 2000. The $0.6 million increase resulted principally from activities related to the Xyrem development project. The Company expects future commitments for Xyrem to increase significantly over current levels.

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

WE HAVE A HISTORY OF LOSSES, WHICH WE EXPECT TO CONTINUE.

We have been unprofitable since our inception in January 1993. We expect operating losses at least through 2001 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. At March 31, 2000, our net tangible assets equaled $15.3 million and our market capitalization was approximately $90.8 million (based on the last sale price of $10.875 and 8,347,721 shares outstanding as of March 31, 2000). Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. Therefore, we currently meet the Nasdaq National Market listing requirements. However, we cannot assure you that this threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement.

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

The first step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA's approval of "orphan drug designation," which must be requested before a New Drug Application ("NDA") is approved by the FDA. After the FDA grants orphan drug designation, it publishes the generic identity of the therapeutic agent, the sponsor, and the potential orphan use specified in the request. Orphan drug designation does not constitute FDA approval. In addition, orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process.

The second step in obtaining the limited protection under the Orphan Drug Act is for the FDA to grant "orphan drug status." The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with "orphan drug designation" for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. Orphan drug status also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for

Antizol, Elliotts B(R) Solution (buffered intrathecal electrolyte/dextrose injection), Cystadane, Sucraid(R) (sacrosidase) oral solution, and Busulfex.

We have obtained orphan drug designation for Xyrem and plan to submit an NDA for approval in the fall of 2000. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. We cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

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

The possible amendment of the Orphan Drug Act by Congress has been the subject of congressional discussion from time to time over the last several years. Although Congress has made no significant changes to the Orphan Drug Act for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. We cannot assure you that the Orphan Drug Act will remain in effect or that it will remain in effect in its current form. The precise scope of protection that orphan drug designation and marketing approval may afford in the future is unknown. We cannot assure you that the current level of exclusivity will remain in effect.

EUROPE

An orphan drug act was recently passed in Europe that provides for up to ten years of market exclusivity for the first company to obtain regulatory approval for an orphan indication or a designated drug. This law, however, has yet to be put into effect. For a pharmaceutical product to qualify, the prevalence (or incidence), whichever is greater, must not exceed five patients per 10,000 population. We cannot provide assurance that this law will be enacted or that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval, which would block us from marketing our product in Europe.

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

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate product sales of an acceptable level. We have discontinued the development of eleven products from our portfolio since inception: L-Cycloserine in 1994; Glucaric Acid in 1996; and nine other products in 1997. We discontinued the nine products in 1997 in order to focus our development efforts and resources on those products that fit within three selected strategic therapeutic market segments: Antidotes; Oncology Support; and Sleep Disorders. In December 1998, we sold our rights to colloidal bismuth subcitrate for $750,000. We are evaluating the potential value of our rights in other discontinued products. We cannot assure you that any of these discontinued products have any value. Depending on available financing, we may continue to develop one or more of the discontinued products. We cannot assure you that we will continue development on all other proposed products or that we will continue marketing all FDA approved products.

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

In addition, the Drug Enforcement Administration (DEA) regulates handling and control of indications, which have potential for abuse in the U.S. While legislation has passed determining the level of control which the DEA will subject Xyrem, however, this level of control may increase if illicit use of analogs of GHB continues or Xyrem becomes a significant diversion issue within the U.S.

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

The loss of either a bulk drug supplier or drug product manufacturer would require us to obtain regulatory clearance in the form of a "pre-approval submission" and incur validation and other costs associated with the transfer of the bulk drug or drug product manufacturing process. We believe that it could take as long as one year for the FDA to approve such a submission. Because our products are targeted to relatively small markets and our manufacturing production runs are small by industry standards, we have not incurred the added costs to certify and maintain secondary sources of supply for bulk drug substance or backup drug product manufacturers for some products. Should we lose either a bulk drug supplier or a drug product manufacturer, we could run out of saleable product to meet market demands or investigational product for use in clinical trials, while we wait for the FDA approval of a new bulk drug supplier or drug product manufacturer. We cannot assure you that the change of a bulk drug supplier or drug product manufacturer and the transfer of the processes to another third party will be approved by the FDA, and if approved, in a timely manner. The loss of or the change of a bulk drug supplier or a drug product manufacturer could have a material adverse effect on our business and prospects.

BULK DRUG SUPPLY

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on Ash Stevens, Inc. for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose Ash Stevens as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 90% of 1999 and all of 1998 revenues and are expected to generate over 90% of 2000 total revenues. We depend substantially on Lonza, Inc. for the supply of bulk drug substance used in Xyrem. If we were to lose Lonza as a supplier, we would be required to identify a new supplier before an NDA is submitted for Xyrem. We also cannot assure you that our bulk drug supply arrangements with Ash Stevens and Lonza, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet(R) (fomepizole) for injection, Xyrem, or any other drug the Company might attempt to develop or market.

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on an affiliate of Boehringer Ingelheim for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet. If we were to lose Boehringer as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 90% of 1999 and all of 1998 revenues and are expected to generate over 90% of 2000 total revenues. We have identified Catalytica Pharmaceuticals, Inc. and Global Pharm, Inc. as drug product manufacturers for Xyrem and expect to contract with either or both of these companies for its manufacture. Currently, however, we do not have a contract with either firm. If we do not contract with either of these firms, we would be required to identify a new drug product manufacturer before an NDA is submitted for Xyrem. We cannot assure you that our drug product manufacturing arrangements might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, or Xyrem, or any other drug that we might attempt to develop or market.

WE CANNOT CONTROL OUR CONTRACTORS' COMPLIANCE WITH APPLICABLE REGULATIONS.

The FDA defines and regulates good manufacturing practices to which bulk drug suppliers and drug product manufacturers are subject. The Drug Enforcement Agency (DEA) defines and regulates the handling and reporting requirements for certain drugs which have abuse potential, known as "scheduled drugs". Foreign regulatory authorities prescribe similar rules and regulations. The DEA imposes regulations and restrictions on the manufacture of bulk and finished drug product (quotas) and the requirement for reporting distribution of Xyrem during the clinical trial phase of drug development. Clinical trials can only be conducted in sites appropriately registered for research of such scheduled drugs. Specific import and export restrictions also apply. Such regulations could impose loss of continuity in the supply of drug product for clinical trials. Our supply and manufacturing contractors must comply with these regulatory requirements. Failure by our contractors to comply with FDA or DEA requirements or applicable foreign requirements could result in significant time delays in our inability to commercialize or continue to market a product. Either result could have a material adverse effect on our business and prospects. Failure to comply with good marketing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, or potential criminal and civil liability for Orphan, our officers, or our employees. We cannot assure you that we will be able to maintain relationships either domestically or abroad with contractors whose facilities and procedures comply or will continue to comply with FDA or DEA requirements or applicable foreign requirements.

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

Items 1, 3 and 5 do not apply and have been omitted

Item 2.  Changes in Securities and Use of Proceeds

The company sold 1,365,000 shares of Common Stock, receiving net proceeds of $10.7 million during the quarter. These shares were registered under the Securities Act of 1933, as amended, in April 2000.

Item 4.  Submission of Matters to Vote of Security Holders

A special meeting of the shareholders of the Company which was originally scheduled for January 4, 2000 was adjourned to and held on March 8, 2000. Two matters were submitted to the shareholders for approval: (1) a proposal to approve the reorganization of the Company to change its state of incorporation from Minnesota to Delaware and (2) a proposal to approve the Orphan Medical, Inc. Employee Stock Purchase Plan.

The proposal to approve the reorganization of the Company to change its state of incorporation from Minnesota to Delaware was approved by the Company's shareholders. A total of 3,825,859 shares of the Company's common stock voted in favor of the proposal, 243,684 shares of the Company's common stock voted against the proposal and 8,742 shares of the Company's common stock abstained from voting. There were 3,155,088 broker non-voters in connection with the shareholders vote for this proposal. The proposal to approve the reorganization of the Company to change its state of incorporation from Minnesota to Delaware received approximately fifty-four percent of the vote cast.

The proposal to approve the Orphan Medical, Inc. Employee Stock Purchase Plan was approved by the Company's shareholders. A total of 6,999,915 shares of the Company's common stock voted in favor of the proposal, 131,283 shares of the Company's common stock voted against the proposal and 102,175 shares of the Company's common stock abstained from voting. The proposal to approve the Orphan Medical, Inc. Employee Stock Purchase Plan received approximately 95 percent of the vote cast.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit                                                         Sequentially
Number      Description                                         Numbered Page
--------------------------------------------------------------------------------
27          Financial Data Schedule - For SEC EDGAR filing      29
--------------------------------------------------------------------------------

(b) Reports on Form 8-K

The Company filed an 8-K on March 10, 2000 pertaining to the announcement of two financing transactions.

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


Date  May 15, 2000                     By        /s/ John H. Bullion
      ------------------                         -------------------
                                                   John H. Bullion
                                               Chief Executive Officer
                                            (principal executive officer)