Form 10-Q
period 2000-06-30
ORPHAN MEDICAL INC
filed 2000-08-14
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                                             -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number  0-24760
                       --------

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
       Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 par value                   8,421,325
       ----------------------------                  ---------
                (Class)                   (Outstanding at July 31, 2000)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

Balance Sheets - June 30, 2000 and December 31, 1999.                       3

Statements of Operations - Three and six months ended June 30, 2000 and
June 30, 1999.                                                              4

Statements of Cash Flows - Six months ended June 30, 2000 and June 30,
1999.                                                                       5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                  8

Item 3. Quantitative and Qualitative Disclosures about Market Risks        26

PART II. OTHER INFORMATION
--------------------------

Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4. Submission of Matters to Vote of Security Holders                  27

Item 6. Exhibits and Reports on Form 8-K                                   28

        Signature                                                          29



Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(TM), Intrachol(TM), Colomed(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(TM), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2000              1999
                                                                     ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                         $  1,882,260     $    205,678
   Available-for-sale securities                                       13,358,506        3,827,236
   Accounts receivable, less allowance for doubtful accounts of
     $163,800 and $113,000 for 2000 and 1999, respectively              1,419,100        1,089,712
   Other receivables                                                        5,425            5,425
   Inventories                                                            752,054          545,543
   Prepaid expenses                                                       103,221          167,700
                                                                     ------------     ------------
   Total current assets                                                17,520,566        5,841,294

   Property and equipment                                                 844,330          715,337
   Accumulated depreciation                                              (429,870)        (362,404)
                                                                     ------------     ------------
                                                                          414,460          352,933

   Other assets                                                            29,239           46,951
                                                                     ------------     ------------
   Total assets                                                      $ 17,964,265     $  6,241,178
                                                                     ============     ============

   Liabilities and shareholders' equity
   Current liabilities:
   Accounts payable                                                     1,039,016          564,102
   Accrued outdated product return allowance                              341,618          281,750
   Accrued compensation                                                   546,032          299,121
   Accrued expenses                                                     1,353,133        1,534,997
                                                                     ------------     ------------
   Total current liabilities                                            3,279,799        2,679,970

   Commitments

   Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value; 14,400 shares authorized; 8,393 and 8,088 shares issued and
     outstanding                                                               84               81
   Series B Convertible Preferred Stock, $.01 par value; 5,000 shares authorized; 3,060 and 2,950 shares issued and
     outstanding                                                               31               30
   Series C Convertible Preferred Stock, $.01 par value; 4,000
     shares authorized; 0 shares issued and outstanding                        --               --
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and outstanding              --               --
   Common stock, $.01 par value; 25,000,000 shares authorized;
     8,421,290 and 6,606,207 issued and outstanding                        84,213           66,062
   Additional paid-in capital                                          57,175,319       43,743,664
   Accumulated deficit                                                (42,567,601)     (40,243,874)
   Unrealized gain (loss) on available-for-sale securities                 (7,580)          (4,755)
                                                                     ------------     ------------
   Total shareholders' equity                                          14,684,466        3,561,208
                                                                     ------------     ------------
   Total liabilities and shareholders' equity                        $ 17,964,265     $  6,241,178
                                                                     ============     ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)


                                    For the Three Months Ended       For the Six Months Ended
                                    ---------------------------     ---------------------------
                                      June 30,        June 30,        June 30,        June 30,
                                        2000            1999            2000            1999
                                    -----------     -----------     -----------     -----------
Revenues, net                       $ 3,025,127     $ 1,524,458     $ 5,767,583     $ 2,926,298
Cost of sales                           433,692         277,405         893,046         526,330
                                    -----------     -----------     -----------     -----------
Gross Profit                          2,591,435       1,247,053       4,874,537       2,399,968

Operating expenses:
   Research and development           1,340,604       1,359,047       3,107,006       2,667,810
   Sales and marketing                1,503,995         798,932       2,308,585       1,536,917
   General and administrative           984,897         654,070       1,720,326       1,367,095
                                    -----------     -----------     -----------     -----------
Total operating expenses              3,829,496       2,812,049       7,135,917       5,571,822
                                    -----------     -----------     -----------     -----------
Loss from operations                 (1,238,061)     (1,564,996)     (2,261,380)     (3,171,854)

Other income:
   Interest, net                        231,545          61,362         357,019         147,282
                                    -----------     -----------     -----------     -----------
Net loss                             (1,006,516)     (1,503,634)     (1,904,361)     (3,024,572)

Less: Preferred stock dividends         214,156         145,812         425,582         288,062
                                    -----------     -----------     -----------     -----------

Net loss attributable to common
  shareholders                      $(1,220,672)    $(1,649,446)    $(2,329,943)    $(3,312,634)
                                    ===========     ===========     ===========     ===========

Basic and diluted loss per
   common share                     $      (.15)    $      (.25)    $      (.30)    $      (.50)
                                    ===========     ===========     ===========     ===========

Weighted average number of
   shares outstanding                 8,378,087       6,566,652       7,832,310       6,586,273
                                    ===========     ===========     ===========     ===========


                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                          For the Six Months Ended
                                                       -----------------------------
                                                         June 30,         June 30,
                                                           2000             1999
                                                       ------------     ------------
OPERATING ACTIVITIES
Net loss                                               $ (1,904,361)    $ (3,024,572)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                           67,466           54,034
     Compensatory options                                    93,673           51,195
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                599,829         (724,714)
       Inventories                                         (206,511)        (139,550)
       Accounts receivable and current assets              (247,197)         508,878
                                                       ------------     ------------
Net cash used in operating activities                    (1,597,101)      (3,274,729)

INVESTING ACTIVITIES
   Purchase of office equipment                            (128,993)         (31,934)
   Purchases of short-term investments                  (16,769,636)      (3,475,208)
   Maturities of short-term investments                   7,235,540        7,020,611
                                                       ------------     ------------
Net cash provided by (used in) investing activities      (9,663,089)       3,513,469

FINANCING ACTIVITIES:
   Employee stock purchase plan                             382,617               --
   Stock option exercise proceeds                         1,863,722          684,171
   Private common stock placement                        10,692,154               --
   Common stock redeemed                                         --         (676,563)
   Cash dividends                                            (1,721)            (973)
                                                       ------------     ------------
Net cash provided by financing activities                12,936,772            6,635
                                                       ------------     ------------

Increase (decrease) in cash and cash equivalents          1,676,582          245,375
Cash and cash equivalents at beginning of
   Period                                                   205,678        2,980,342
                                                       ------------     ------------
Cash and cash equivalents at end of
   Period                                              $  1,882,260     $  3,225,717
                                                       ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                              $    206,417     $    185,082
                                                       ============     ============


SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantial equivalent substitute. The Company has six products that have been approved for marketing by the Food and Drug Administration (the "FDA") and is currently developing one potential product and assessing numerous others for potential development.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug development companies, manufacturers, technical service companies, license and research agreements, agreements with drug distributors, and other sales and marketing agreements. At June 30, 2000, the Company estimates that it could incur approximately $3.5 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

4. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2001. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through June 30, 2000, the Company has not borrowed under this arrangement.

5. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended June 30, 2000. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2000 titled Risk Factors.

GENERAL
Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. ("Chronimed"). The Company's activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development of these products, preparing for the commercial introduction of six products and fund raising. At June 30, 2000, six of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and one product was in active development. The Company has not generated sufficient levels of revenue from its approved products to date to fund its operating activities and has sustained significant operating losses each year since inception. In addition, the Company expects operating losses to continue through 2000.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999 Net loss applicable to common shareholders was $1.2 million for the three months ended June 30, 2000 compared to $1.6 million for the three months ended June 30, 1999. The decrease in the loss results principally from an increase in revenues from approved products. In addition, the Company had higher sales and marketing spending for the support of higher sales volume in commercialized products and pre-approval planning for Xyrem(R) (sodium oxybate) Oral Solution. The Company had an increase in general and administrative expenses resulting from compensation expenses associated with staffing and building infrastructure for the anticipated launch of Xyrem. The preferred stock dividend increased in the second quarter of 2000 over the second quarter of 1999 due to issuance of additional preferred shares in August 1999. This preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 98% to $3.0 million for the three months ended June 30, 2000 compared to $1.5 million the prior year. Sales of Antizol(R) (fomepizole) Injection again exceeded the Company's expectations. The antidote has become a standard treatment for ethylene glycol (anti-freeze) poisoning and in the two years since its FDA approval has established a strong presence in the antidote market. Antizol sales are difficult to forecast since it is used to treat an incidence rather than a disease. Therefore, the Company doesn't expect third quarter sales to exceed sales of the drug in either of the first two quarters. Busulfex(R) (busulfan) Injection sales also continue to grow. One year after its launch in the U.S. it is increasingly being considered for use in many bone marrow and stem cell transplant preparatory regimens. The Company has been successful in obtaining protocol status for Busulfex in a growing number of oncology protocols at leading bone marrow transplant centers.

Gross profit margins increased to 86% for the 2000 quarter compared to 82% for the 1999 quarter. Cost of sales increased 56% to $0.4 million for the three months ended June 30, 2000 compared to $0.3 million for the same period the prior year. The increase in cost of sales is primarily the result of the increase in revenue discussed above. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 1% from $1.4 million for the three months ended June 30, 1999 to $1.3 million for three months ended June 30, 2000. This is the result of lower research and development spending for Busulfex offset by increased spending for Xyrem. The Company expects research and development expense to increase significantly over current levels in subsequent quarters due to an acceleration of the development plans for Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug utilized in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased 88% from $0.8 million for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000. This increase is largely attributable to higher spending related to current commercialized products and significantly higher spending in pre-approval market planning for Xyrem. Sales and marketing expenses will likely continue to increase in subsequent quarters, however, at substantially reduced rates of increase.

General and administrative expense increased 51% from $0.7 million for the three months ended June 30, 1999 to $1.0 million for the three months ended June 30, 2000. The increase in general and administrative expenses is related to building infrastructure including the addition of staff to prepare for the anticipated Xyrem launch. General and administrative expenses are not expected to rise significantly above current levels.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 277% from $61,400 in the 1999 second quarter to $231,500 in the 2000 second quarter. This increase is the result of additional invested funds from the sale of preferred stock in the third quarter of 1999 and the sale of common stock in the first quarter of 2000. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for the 2000 second quarter compared to $0.1 million for the 1999 second quarter. Preferred stock dividends which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock. The company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000. After August 1, 2000, the Company is obligated to pay the preferred stock dividend for the Senior Convertible Preferred Stock in cash or additional common shares. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999
Net loss applicable to common shareholders was $2.3 million for the first six months of 2000 compared with a net loss of $3.3 million for the first six months of 1999. The decrease in the loss results principally from increased revenues from approved products offset by higher research and development spending on Xyrem. In addition, the Company had higher sales and marketing spending for the support of increased sales in commercialized products and pre-approval market planning efforts for the anticipated launch of Xyrem. The Company also had increased general and administrative expense resulting from additional spending on infrastructure, including staffing in preparation for the launch of Xyrem. The preferred stock dividend increased in the first six months of 2000 over the first six months of 1999 due to the issuance of additional preferred stock in August 1999. This preferred stock dividend increased the net loss applicable to common shareholders in the current period.

Net sales increased 97% from $2.9 million in the first six months of 1999 to $5.8 million in the first six months of 2000. Sales of Antizol again exceeded the Company's expectations. The antidote has become a standard of treatment for ethylene glycol (anti-freeze) poisoning and in the two years since its FDA approval has established a strong presence in the antidote market. Busulfex sales also continue to grow. One year after its launch in the U.S. it is increasingly being considered for use in many bone marrow and stem cell transplant preparatory regimens.

Gross profit margins increased to 85% for the six months ended June 30, 2000 compared to 82% for the same period the prior year. Cost of sales increased 70% to $0.9 million for the six months ended June 30, 2000 compared to $0.5 million for the same period in the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 16% to $3.1 million for the six months ended June 30, 2000 compared to $2.7 million for the same period the prior year. The increase is the result of increased spending for Xyrem. The Company expects research and development expense to increase over current levels in subsequent quarters due to increased development activity associated with the development of Xyrem. In February 1999, the Company began shipping Xyrem for use in its Treatment IND trial and expects to charge enrolled patients for the drug used in the trial. Any income generated by the Treatment IND, which is not expected to be material, will be used to offset development expense. Clinical spending for Xyrem will continue to be dependent on a number of factors, including among others: the number of human subjects required for a trial, the number of human subjects screened and enrolled in a trial, and the number of active clinical sites.

Sales and marketing expense increased 50% to $2.3 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999. This increase is largely attributable to higher spending related to the current commercialized products and significantly higher spending in pre-approval market planning for Xyrem. Sales and marketing expenses will likely continue to increase in subsequent quarters, however, at substantially reduced rates of increase.

General and administrative expense increased 26% to $1.7 million for the six months ended June 30, 2000 from $1.4 million for the same period in the prior year. This increase related to building infrastructure, including the addition of staff to prepare for the anticipated launch of Xyrem. General and administrative expenses are not expected to increase significantly above current levels in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 142% from $147,300 in the first six months of 1999 to $357,000 in the first six months of 2000. This increase is the result of additional invested funds from the sale of preferred stock in the third quarter 1999 and the sale of common stock in the first quarter of 2000. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.4 million for the first six months of 2000 compared to $0.3 million for the first six months of 1999. These dividends were first paid on February 1, 1999 and are payable in arrears on August 1 and February 1 of each year. The Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock and the Series B Convertible Preferred Stock. The Company intends to continue to satisfy its devidend payment obligations by the issuance of additional preferred stock through August 1, 2000. After August 1, 2000, the Company is obligated to pay the preferred stock dividend for the Senior Convertible Preferred Stock in cash or additional common shares. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from the net proceeds from several public and private financings, interest income and product sales. The 1999 private placement of convertible preferred stock resulted in net proceeds of $2.9 million. In February 2000, the Company completed a private placement of 1.365 million shares of newly issued common stock, resulting in net proceeds of $10.7 million. The various public and private placement transactions resulted in aggregate net proceeds, after commissions and expenses, of $47.0 million.

Net working capital (current assets less current liabilities) increased from $3.2 million at December 31, 1999 to $14.2 million at June 30, 2000. Cash and cash equivalents, and available-for-sale securities increased from $4.0 million at December 31, 1999 to $15.2 million at June 30, 2000. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $500,000 commercial revolving line of credit with a bank, expiring on May 15, 2001.

The Company's commitments for outside development spending increased from approximately $1.6 million at December 31, 1999 to approximately $3.5 million at June 30, 2000. The $1.9 million increase resulted principally from activities related to the Xyrem development project. The Company expects future commitments for Xyrem to increase significantly over current levels.

The Company expects spending during 2000 for research and development, as well as sales and marketing to increase significantly over 1999 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through December 31, 2000.

For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at June 30, 2000. The Company's net tangible assets at June 30, 2000 equaled approximately $14.7 million and the Company's market capitalization was approximately $81.6 million (based on the last sale price of $9.6875 and 8,421,290 shares outstanding as of June 30, 2000). The Company does not expect to be profitable in fiscal 2000, but does expect to meet the net tangible asset requirement for listing on the Nasdaq National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. The most important of the restrictions are: (1) the company cannot incur additional indebtedness, except for indebtedness secured solely by the Company's trade receivables, until it has profitable operations, subject to certain limitations and (2) the Company cannot, without the approval of a majority of the preferred stockholders, issue additional equity securities unless the selling price per share exceeds the then conversion price of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. The present conversion price is $8.14 for the Senior Convertible Preferred Stock and $6.50 for the Series B Convertible Preferred Stock. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

SEGMENT INFORMATION
The Company operates in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the quarters ended June 30, 2000 and 1999, respectively and the six months end June 30, 2000 and 1999 respectively.


                                   For the Three Months Ended              For the Six Months Ended
                             -------------------------------------  -------------------------------------
                                  June 30,           June 30,            June 30,           June 30,
                                    2000               1999                2000               1999
                             ------------------ ------------------  -----------------  ------------------
Domestic                      $     2,181,670    $     1,404,749     $     4,394,145    $     2,757,043

International                         843,457            119,709           1,373,438            169,255

                             ----------------------------------------------------------------------------
Total                         $     3,025,127    $     1,524,458     $     5,767,583    $     2,926,298
                             ============================================================================


RISK FACTORS
An investment in our common stock involves a number of risks, including among others, risks associated with companies that operate in the pharmaceutical industry. These risks are substantial and inherent in our operations and industry. Any investor or potential investor should carefully consider the following information about these risks before buying shares of common stock.

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

POSSIBLE PRICE VOLATILITY AND LIMITED LIQUIDITY OF STOCK.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage pharmaceutical companies. Contributing to this volatility are various factors and events that can affect our stock price in a positive or negative manner. These factors and events include, but are not limited to:

         o announcements by us or our competitors of new product developments or clinical testing results;
         o governmental approvals, refusals to approval, regulations or actions;
         o developments or disputes relating to patents or proprietary rights;
         o        public concern over the safety of therapies;
         o        financial performance;
         o        fluctuations in financial performance from period to period;
                  and

         o small float or number of shares of our stock available for sale and trade.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both of these criteria as of June 30, 2000, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement.

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

UNITED STATES
-------------

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

EUROPE
------

An orphan drug act was enacted in Europe that provides for up to ten years of market exclusivity a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 population. Our European partners have submitted both Busulfex and Cystadane for designation as orphan drugs in Europe. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval which would block us from marketing our product in Europe.

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

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate product sales of an acceptable level. We have discontinued the development of eleven products from our portfolio since inception.

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

We have contractual development rights to certain compounds through various license agreements. Generally, the licensor can unilaterally terminate these agreements for several reasons, including, but not limited to the following reasons:

         o        for cause if we breach the contract;
         o        if we become insolvent or bankrupt;
         o if we do not apply specified minimum resources and efforts to develop the compound under license; or
         o if we do not achieve certain minimum royalty payments, or in some cases, minimum sales levels.

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

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on an affiliate of Boehringer Ingelheim for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet. If we were to lose Boehringer as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 90% of 1999 and all of 1998 revenues and are expected to generate over 90% of 2000 total revenues. We have identified Catalytica Pharmaceuticals, Inc. and Global Pharm, Inc. as drug product manufacturers for Xyrem and expect to contract with either or both of these companies for its manufacture. Currently, however, we do not have a contract with Global Pharm. We cannot assure you that our drug product manufacturing arrangements with Boehringer, Catalytica, and Global Pharm will not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, or Xyrem, or any other drug that we might attempt to develop or market.

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

WE DEPEND UPON OTHERS FOR DISTRIBUTION.

We have an exclusive agreement with Cardinal Health, Inc. to provide a variety of services to support the effective distribution of our products. Cardinal will provide integrated distribution and operations services to process and support transactions between us and our wholesalers, specialty distributors, and direct customers. Cardinal will also provide patient assistance and information hotline services, and specialty distribution and marketing services to physician practices. Cardinal currently distributes Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. Cardinal also will distribute our proposed products should those products receive marketing clearance from the FDA. We will substantially depend upon Cardinal's ability to successfully distribute

Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and potentially any other of our products that may receive marketing clearance from the FDA in the future.

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

WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Japan, and Canada our most attractive foreign markets. Our current foreign developments are:

         o EUROPE. We have licensed the marketing and distribution rights for Busulfex, Antizol, Cystadane and Sucraid in Europe. If our licensees are unsuccessful in their distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of Busulfex is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. This "emergency use" distribution of Busulfex is expected to result in a limited contribution to the Company's revenues.

         o AUSTRALIA AND NEW ZEALAND. We have licensed marketing and distribution rights for Cystadane and Sucraid in Australia and New Zealand, but sales of these products have not been material. We do not expect sales to increase in the near future to the point that they become material.

         o ISRAEL. We have licensed marketing and distribution rights for Busulfex, Cystadane, Elliotts B Solution and Sucraid in Israel. Full regulatory approval was obtained in Israel in February 2000. We do not expect such distribution to result in material revenues.

         o CANADA. We have licensed marketing and distribution rights for Antizol and Cystadane in Canada. We do not expect such distribution to result in material revenues.

         o CENTRAL AMERICA. We have licensed marketing and distribution rights for Elliotts B Solution in Central America, but sales have not been material. We do not expect domestic or foreign sales of Elliotts B Solution to become material.

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

PATENTS AND OTHER PROPRIETARY RIGHTS ARE SIGNIFICANT FACTORS IN THE PHARMACEUTICAL INDUSTRY.

The pharmaceutical industry and the investment community places considerable importance and value on obtaining patent and trade secret protection for new technologies, products and processes. The patent position of pharmaceutical firms is often highly uncertain and generally involves complex legal, technical and factual questions. Our success depends on several issues, including, but not limited to our ability:

         o to obtain, and enforce proprietary protection for our products under United States and foreign patent laws and other intellectual property laws;
         o        to preserve the confidentiality of our trade secrets; and
         o to operate without infringing the proprietary rights of third parties.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on June 6, 2000. Two matters were submitted to the shareholders for approval: (1) the election of directors, and (2) a proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company.

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

                                           Votes Cast for          Votes
Director                                    the Director          Withheld
--------                                    ------------          --------
John Howell Bullion                           6,983,859            39,909
Michael Greene                                6,983,404            40,364
Julius A Vida Ph.D.                           6,982,425            41,343
W. Leigh Thompson, Ph.D., M.D.                6,680,824            42,984
William M. Wardell, M.D., Ph.D.               6,983,924            39,844
Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)       6,983,924            39,844

The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company's shareholders. A total of 6,995,008 shares of the Company's common stock voted in favor of the proposal, 24,935 shares of the Company's common stock voted against the proposal and 3,825 shares of the Company's common stock abstained from voting. There were no broker non-voters in connection with the shareholders vote for this proposal. The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-nine percent of the vote cast.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX
----------- ---------------------------------------------------- ---------------
Exhibit                                                          Sequentially
Number      Description                                          Numbered Page
----------- ---------------------------------------------------- ---------------

27          Financial Data Schedule - For SEC EDGAR filing       30
----------- ---------------------------------------------------- ---------------

(b) Reports on Form 8-K

Not applicable

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Orphan Medical, Inc.
                                               --------------------
                                                    Registrant


Date  August 14, 2000                 By        /s/ Timothy G. McGrath
      ------------------                        -------------------
                                                Timothy G. McGrath
                                              Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)