Form 10-Q
period 2000-09-30
ORPHAN MEDICAL INC
filed 2000-11-14
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number  0-24760
                        -------

                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 41-1784594
                --------                                 ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification Number)

    13911 Ridgedale Drive, Suite 250,                  (612) 513-6900
          Minnetonka, MN 55305                         --------------
          --------------------                 (Registrant's telephone number,
(Address of principal executive offices              including area code)
            and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes  __X__    No  ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Stock, $.01 par value                  8,428,129
         ----------------------------                  ---------
                   (Class)                  (Outstanding at November 1, 2000)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                        Page No.
PART I. FINANCIAL INFORMATION                                           --------
-----------------------------

Item 1. Financial Statements (Unaudited)

Balance Sheets - September 30, 2000 and December 31, 1999.                  3

Statements of Operations - Three and nine months ended
September 30, 2000 and September 30, 1999.                                  4

Statements of Cash Flows - Nine months ended September 30,
2000 and September 30, 1999.                                                5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                        8


PART II. OTHER INFORMATION
--------------------------

Items 1 through 5 have been omitted since all items are
inapplicable or answers negative.                                          27

Item 6. Exhibits and Reports on Form 8-K                                   28
        Signature                                                          29


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                              ORPHAN MEDICAL, INC.

                                                                        September 30,    December 31,
                                                                            2000             1999
                                                                        ------------     ------------
                                                                         (Unaudited)        (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                            $  1,557,806     $    205,678
   Available-for-sale securities                                          12,297,460        3,827,236
   Accounts receivable, less allowance for doubtful accounts of
     $129,900 and $113,000 for 2000 and 1999, respectively                 1,343,227        1,089,712
   Other receivables                                                           5,425            5,425
   Inventories                                                             1,493,206          545,543
   Prepaid expenses                                                           67,267          167,700
                                                                        ------------     ------------
Total current assets                                                      16,764,391        5,841,294

Property and equipment:                                                      860,716          715,337
Accumulated depreciation                                                    (464,905)        (362,404)
                                                                        ------------     ------------
                                                                             395,811          352,933

Other assets                                                                  20,743           46,951
                                                                        ------------     ------------
Total assets                                                            $ 17,180,945     $  6,241,178
                                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $    940,324     $    564,102
   Accrued outdated product return allowance                                 389,289          281,750
   Accrued compensation                                                      667,446          299,121
   Accrued expenses                                                        2,185,717        1,534,997
                                                                        ------------     ------------
Total current liabilities                                                  4,182,776        2,679,970

Commitments

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value; 14,400 shares authorized; 8,706 and 8,008 shares issued and
     outstanding                                                                  87               81
   Series B Convertible Preferred Stock, $.01 par value; 5,000 shares authorized; 3,174 and 2,950 shares issued and
     outstanding                                                                  32               30
   Series C Convertible Preferred Stock, $.01 par value; 4,000
     shares authorized; 0 shares issued and outstanding                           --               --
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and outstanding                 --               --
   Common Stock, $.01 par value; 25,000,000 shares authorized;
     8,428,129 and 6,606,207 issued and outstanding,                          84,281           66,062
   Additional paid-in capital                                             57,640,601       43,743,664
   Accumulated deficit                                                   (44,719,252)     (40,243,874)
Unrealized gain (loss) on available-for-sale securities                       (7,580)          (4,755)
                                                                        ------------     ------------
Total shareholders' equity                                                12,998,169        3,561,208
                                                                        ------------     ------------
Total liabilities and shareholders' equity                              $ 17,180,945     $  6,241,178
                                                                        ============     ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                      For the Three Months Ended        For the Nine Months Ended
                                    ------------------------------    ------------------------------
                                    September 30,    September 30,    September 30,    September 30,
                                        2000             1999             2000             1999
                                    ------------     ------------     ------------     ------------
Revenues, net                       $  2,610,662     $  1,427,649     $  8,378,246     $  4,353,947

Cost of sales                            440,687          213,608        1,333,733          739,938

                                    ------------     ------------     ------------     ------------
Gross Profit                           2,169,975        1,214,041        7,044,513        3,614,009

Operating expenses:
   Research and development            1,691,460        1,030,299        4,822,755        3,698,110
   Sales and marketing                 1,287,551          860,447        3,647,184        2,397,364
   General and administrative          1,145,227          628,692        2,790,217        1,995,787
                                    ------------     ------------     ------------     ------------
Total operating expenses               4,124,238        2,519,438       11,260,156        8,091,261
                                    ------------     ------------     ------------     ------------
Loss from operations                  (1,954,263)      (1,305,397)      (4,215,643)      (4,477,252)

Other income:
   Interest, net                         229,613           76,183          586,632          223,465

                                    ------------     ------------     ------------     ------------
Net loss                              (1,724,650)      (1,229,214)      (3,629,011)      (4,253,787)

Less: Preferred stock dividends          221,861          186,147          647,443          474,209
                                    ------------     ------------     ------------     ------------
Net loss attributable to common
   shareholders                     $ (1,946,511)    $ (1,415,361)    $ (4,276,454)    $ (4,727,996)
                                    ============     ============     ============     ============
Basic and diluted loss per
   common share                     $      (0.23)    $      (0.21)    $      (.053)    $      (0.72)
                                    ============     ============     ============     ============
Weighted average number of
   shares outstanding                  8,424,305        6,586,875        8,031,082        6,586,427
                                    ============     ============     ============     ============

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                         For the Nine Months Ended
                                                       ------------------------------
                                                       September 30,    September 30,
                                                           2000             1999
                                                       ------------     -------------
OPERATING ACTIVITIES
Net loss                                               $ (3,629,011)    $ (4,253,787)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                          102,501           79,532
     Compensatory options                                   101,494           51,195
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses              1,506,504         (634,447)
       Inventories                                         (947,663)        (300,934)
       Accounts receivable and current assets              (126,873)         264,517
                                                       ------------     ------------
Net cash used in operating activities                    (2,993,048)      (4,793,924)

INVESTING ACTIVITIES
   Purchase of office equipment                            (145,378)         (33,667)
   Purchases of short-term investments                  (22,959,780)      (6,229,077)
   Maturities of short-term investments                  14,486,731        7,971,374
                                                       ------------     ------------
Net cash provided by (used in) investing activities      (8,618,427)       1,708,630

FINANCING ACTIVITIES:
   Employee stock purchase plan                             392,046               --
   Stock option and warrant exercise proceeds             1,882,435          802,414
   Proceeds from the issuance preferred stock                    --        2,875,861
   Private common stock placement                        10,692,154               --
   Common stock redeemed                                         --         (676,563)
   Cash dividends on preferred stock                         (3,032)            (995)
                                                       ------------     ------------
Net cash provided by financing activities                12,963,603        3,000,717
                                                       ------------     ------------
Increase (decrease) in cash and cash equivalents          1,352,128          (84,577)
Cash and cash equivalents at beginning of
   Period                                                   205,678        2,980,342
                                                       ------------     ------------
Cash and cash equivalents at end of
   Period                                              $  1,557,806     $  2,895,765
                                                       ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash interest received                              $    530,890     $    204,611
                                                       ============     ============

SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic market segments (STMS). A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantial equivalent substitute. The Company has products in three STMS that have been approved for marketing by the Food and Drug Administration (the "FDA") and is currently developing one potential product. The Company is seeking additional products for development. Since inception, the Company has received approval for marketing of six products.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acqusition, manufacturing and marketing. At September 30, 2000, the Company estimates that it could incur approximately $3.0 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

4. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2001. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through September 30, 2000, the Company has not borrowed under this arrangement.


5. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended September 30, 2000. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2000 titled Risk Factors.


GENERAL
Orphan Medical, Inc. was incorporated on June 17, 1994 in order to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. ("Chronimed"). The Company's activities since inception have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement the Company's business plan, managing the development and registration of these products, preparing for the commercial introduction of six products, building the sales of these products, and fund raising. At September 30, 2000, six of the Company's products have been approved by the Food and Drug Administration ("FDA") for marketing and are commercially available and one product was in active development. To date the Company has not generated sufficient revenues from its approved products to fund its operating activities and has sustained significant operating losses each year since inception. In addition, the Company expects operating losses to continue through 2000 and 2001.

RECENT DEVELOPMENTS On October 2, 2000 the Company announced the submission to the FDA of a new drug application (NDA) for Xyrem(R) (sodium oxybate) oral solution as a treatment for symptoms of narcolepsy. The FDA has 60 days after submission of the NDA to accept or reject the application for review. On October 17, 2000, the Company announced that the FDA had granted the Company's Xyrem NDA priority review status. This status obligates FDA to a goal of acting on the NDA within six-months from the date of submission. The FDA grants priority review status for new drugs that represent a significant advancement over available therapies. Assignment of priority review status and approval of the NDA could result in the marketing of Xyrem in mid 2001.

The NDA requests approval of Xyrem as a treatment for symptoms of narcolepsy, a chronic neurological disorder. In particular, Xyrem is intended to treat cataplexy. Narcolepsy is accompanied by fragmented nocturnal sleep, with sleepiness and inadvertent naps occurring in daytime hours whereas persons without the disease usually have more integrated and organized sleep at night. The symptom of excessive daytime sleepiness afflicts all narcolepsy patients. The unique central activity of Xyrem provides a positive change in sleep architecture. Without suppressing Rapid Eye Movement (REM) sleep, Xyrem increases delta wave sleep, the restorative component of sleep.

Cataplexy is the daytime manifestation of postural muscle weakness that normally occurs during REM sleep. This symptom, which occurs in an estimated 60-75% of narcolepsy patients, is triggered by emotional reactions such as laughter, anger, or surprise. Cataplexy can be very debilitating. In its most severe form, cataplexy causes a person to collapse suddenly and remain unable to move for a few seconds up to several minutes. Clinical trials that are included in this NDA indicate that Xyrem reduces the incidence and severity of cataplexy.

Narcolepsy is estimated to affect approximately 125,000 individuals in the United States. The incidence in Europe is believed to mirror that of the United States.

Stimulants are used to address excessive daytime sleepiness associated with narcolepsy. Because stimulants do not treat cataplexy, tricyclic antidepressants and serotonin selective-reuptake inhibitors are usually prescribed attempting to control this symptom. Long-term treatment with these agents can be problematic due to limited efficacy, tolerance, and adverse side effects such as dry mouth, weight gain, tachycardia, and loss of libido. Because these agents suppress REM, abrupt cessation of treatment can result in "rebound" cataplexy, a return of cataplexy more severe than pre-treatment levels.

Earlier this year, Orphan Medical announced positive preliminary results from pivotal clinical trials of Xyrem that support this NDA submission and indicate that Xyrem reduces serious symptoms of narcolepsy, in particular cataplexy and excessive daytime sleepiness.

The Company is continuing efforts to broaden the proprietary protection relating to Xyrem. In addition to orphan drug status (which can become orphan drug designation with an approval), rights to patents covering the use of GHB in the treatment of fibromyalgia have been obtained by the Company in the United States and Europe. A patent covering the current formulation in North America, Europe and Japan is also being pursued

During the third quarter, the Company also announced that the Food and Drug Administration (FDA) accepted for filing its supplemental new drug application
(NDA) for Antizol(R) (fomepizole) Injection for the treatment of methanol poisoning and was granted priority review status for the application. Methanol is a common toxic chemical that is found in many household substances such as windshield wiper fluid and cleaning solutions. Methanol poisoning may cause severe morbidity, including blindness or death. According to 1998 Annual Report of the American Association of Poison Control Centers Toxic Exposure Surveillance System, 585 patients were treated for methanol poisoning in 1998. Given the number of poisonings and that awareness of Antizol is high in hospitals with emergency facilities, the Company does not expect approval of the methanol indication to increase sales materially


THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30,
1999
Net loss applicable to common shareholders was $1.9 million for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. The significant increase in revenue for the quarter ended September 30, 2000 compared to the same period the prior year was more than offset by increased expense levels resulting in an increase in the net loss applicable to common shareholders. The

Company had increased research and development expenses related to the NDA submission for Xyrem. In addition, the Company had higher sales and marketing spending for the support of higher sales volume in commercialized products and pre-approval planning for Xyrem. The Company had an increase in general and administrative expenses resulting from compensation expenses associated with continued staffing and building infrastructure for the anticipated commercial launch of Xyrem. The preferred stock dividend increased in the third quarter of 2000 over the third quarter of 1999 due to issuance of additional preferred shares in August 1999. This preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 83% to $2.6 million for the three months ended September 30, 2000 compared to $1.4 million the prior year. Sales of Antizol(R) (fomepizole) Injection again exceeded the Company's expectations. The antidote has become a standard treatment for ethylene glycol (anti-freeze) poisoning and in the nearly three years since its FDA approval has established a strong presence in the antidote market. Busulfex(R) (busulfan) Injection sales also continue to grow. Eighteen months after its launch in the U.S. it is increasingly being considered for use in many bone marrow and stem cell transplant preparatory regimens. The Company has been successful in obtaining protocol status for Busulfex in a growing number of oncology protocols at leading bone marrow transplant centers.

Gross profit margins decreased to 83% for the 2000 quarter compared to 85% for the 1999 quarter. Cost of sales was $0.4 million for the three months ended September 30, 2000 compared to $0.2 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 64% from $1.0 million for the three months ended September 30, 1999 to $1.7 million for three months ended September 30, 2000. The increase results from reduced research and development spending on Busulfex offset by increased spending for Xyrem in completing the submission of the NDA. Two clinical trials for Xyrem in process at September 30, 2000 will be completed in the fourth quarter of 2000. A Phase III(b) trial will necessitate on going research and development spending in subsequent quarters. Clinical spending for this trial will be dependent on a number of factors, including among others: the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 50% from $0.9 million for the three months ended September 30, 1999 to $1.3 million for the three months ended September 30, 2000. This increase is largely attributable to higher spending related to current commercialized products and significantly higher spending in pre-approval market planning for Xyrem. Sales and marketing expenses will likely continue to increase in subsequent quarters, however, at substantially reduced rates of increase.

General and administrative expense increased 82% from $0.6 million for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. The increase in general and administrative expenses is related to building infrastructure including the addition of staff to prepare for the anticipated Xyrem launch.

General and administrative expenses are not expected to rise significantly above current levels.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 201% from $76,183 in the 1999 third quarter to $229,613 in the 2000 third quarter. This increase is the result of additional invested funds from the sale of preferred stock in the third quarter of 1999 and the sale of common stock in the first quarter of 2000. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the 2000 and 1999 third quarters. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock. The Company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000. After August 1, 2000, the Company is obligated to pay the preferred stock dividend for the Senior Convertible Preferred Stock in cash or additional common shares. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999 Net loss applicable to common shareholders was $4.3 million for the nine months ended September 30, 2000 compared to $4.7 million for the nine months ended September 30, 1999. The decrease in the loss results principally from increased revenues from approved products offset by higher research and development spending on Xyrem. In addition, the Company had higher sales and marketing spending for the support of increased sales in commercialized products and pre-approval market planning efforts for the anticipated launch of Xyrem. The Company also had increased general and administrative expense resulting from additional spending on infrastructure, including staffing, in preparation for the launch of Xyrem. The preferred stock dividend increased in the first nine months of 2000 over the first nine months of 1999 due to the issuance of additional preferred stock in August 1999. This preferred stock dividend increased the net loss applicable to common shareholders in the current period.

Net sales increased 92% to $8.4 million for the nine months ended September 30, 2000 compared to $4.4 million for the nine months ended September 30, 1999. During the current year, sales of Antizol have exceeded the Company's expectations. The antidote has now clearly become a standard of treatment for ethylene glycol (anti-freeze) poisoning and in the nearly three years since its FDA approval has established a strong presence in the antidote market. Busulfex sales also continue to grow. Eighteen months after its launch in the U.S. it is increasingly being considered for use in many bone marrow and stem cell transplant preparatory regimens.

Gross profit margins increased to 84% for the nine months ended September 30, 2000 compared to 83% for the same period the prior year. Cost of sales for the period ended September 30, 2000 was $1.3 million compared to $0.7 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 30% to $4.8 million for the nine months ended September 30, 2000 compared to $3.7 million for the same period the prior year. The increase is the result of increased spending for Xyrem leading up to the submission of the NDA. There is an additional clinical trial being conducted for Xyrem that will necessitate research and development spending in subsequent quarters. Clinical spending for this trial will be dependent on a number of factors, including among others: the number of human subjects required for the trial, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 52% to $3.6 million for the nine months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999. This increase is largely attributable to higher spending related to the current commercialized products and significantly higher spending in pre-approval market planning for Xyrem. Sales and marketing expenses will likely continue to increase in subsequent quarters, however, at substantially reduced rates of increase.

General and administrative expense increased 40% to $2.8 million for the nine months ended September 30, 2000 from $2.0 million for the same period in the prior year. This increase related to building infrastructure, including the addition of staff to prepare for the anticipated launch of Xyrem. General and administrative expenses are not expected to increase significantly above current levels in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 163% from $0.2 million in the first nine months of 1999 to $0.6 million in the first nine months of 2000. This increase is the result of additional invested funds from the sale of preferred stock in the third quarter of 1999 and the sale of common stock in the first quarter of 2000. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.6 million for the first nine months of 2000 compared to $0.5 million for the first nine months of 1999. These dividends were first paid on February 1, 1999 and are payable in arrears on August 1 and February 1 of each year. The Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock. The Company intends to continue to satisfy its dividend payment obligations by the issuance of additional preferred stock through August 1, 2000. After August 1, 2000, the Company is obligated to pay the preferred stock dividend for the Senior Convertible Preferred Stock in cash or additional common shares. The Company is obligated to pay the dividend for the Series

B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The 1999 private placement of convertible preferred stock resulted in net proceeds of $2.9 million. In February 2000, the Company completed a private placement of 1.365 million shares of newly issued common stock, resulting in net proceeds of $10.7 million. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $47.5 million.

Net working capital (current assets less current liabilities) increased from $3.2 million at December 31, 1999 to $12.6 million at September 30, 2000. Cash and cash equivalents, and available-for-sale securities increased from $4.0 million at December 31, 1999 to $13.9 million at September 30, 2000. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $500,000 commercial revolving line of credit with a bank, expiring on May 15, 2001.

The Company's commitments for outside development spending increased from approximately $1.6 million at December 31, 1999 to approximately $3.0 million at September 30, 2000. The $1.4 million increase resulted principally from activities related to the Xyrem development project. The Company expects future commitments for Xyrem to decrease over current levels.

The Company expects spending during 2000 for research and development as well as sales and marketing to increase significantly over 1999 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations for at least the next twelve months.

For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at September 30, 2000. The Company's net tangible assets at September 30, 2000 equaled approximately $13.0 million and the Company's market capitalization was approximately $104.3 million (based on the last sale price of $12.375 and 8,428,129 shares outstanding as of September 30, 2000). Although the Company does not expect to be profitable in fiscal 2000, the Company nevertheless expects to meet the net tangible asset requirement for listing on the Nasdaq National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2001 and thereafter.

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

GEOGRAPHIC SALES INFORMATION
The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the quarters ended September 30, 2000 and 1999, respectively and the nine months end September 30, 2000 and 1999 respectively.


                  For the Three Months Ended       For the Nine Months Ended
                 -----------------------------   -----------------------------
                 September 30,   September 30,   September 30,   September 30,
                     2000            1999            2000            1999
                 ------------    -------------   ------------    -------------
Domestic         $  2,441,859    $  1,276,885    $  6,836,005    $  4,033,728

International         168,803         150,764       1,542,241         320,019

                -------------------------------------------------------------
Total            $  2,610,662    $  1,427,649    $  8,378,246    $  4,353,747
                =============================================================


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

WE HAVE A HISTORY OF LOSSES, WHICH WE EXPECT TO CONTINUE.

We have been unprofitable since our inception in January 1993. We expect operating losses in 2000 and 2001 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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

POSSIBLE PRICE VOLATILITY AND LIMITED LIQUIDITY OF STOCK.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage pharmaceutical companies. Contributing to this volatility are various factors and events that can affect our stock price in a positive or negative manner. These factors and events include, but are not limited to:

         * announcements by us or our competitors of new product developments or clinical testing results;
         * governmental approvals, refusals to approve, regulations or actions;
         * developments or disputes relating to patents or proprietary rights;
         *        public concern over the safety of therapies;
         *        financial performance;
         *        fluctuations in financial performance from period to period;
                  and
         * small float or number of shares of our stock available for sale and trade.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both of these criteria as of September 30, 2000, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement.

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

We have obtained orphan drug designation for Xyrem and on October 2, 2000 we submitted an NDA for approval. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. We cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. We are aware that the FDA granted to Sparta Pharmaceutical, which has been acquired by SuperGen Inc., orphan drug designation for an intravenous busulfan for a closely related indication. If the FDA approves an NDA for SuperGen's drug for a different indication, SuperGen could seek orphan drug status. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA for that drug. Thus, a doctor could prescribe another company's drug for indications for which our product has received FDA approval and orphan drug status. Significant "off label" use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of any of our products that have received orphan drug status and NDA approval by FDA.

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

WE DEPEND UPON OTHERS FOR DISTRIBUTION.

We have an agreement with Cardinal Health, Inc. to provide a variety of services to support the effective distribution of our currently approved products. Cardinal will provide integrated distribution and operations services to process and support transactions between us and our wholesalers, specialty distributors, and direct customers. Cardinal will also provide patient assistance and information hotline services, and specialty distribution and marketing services to physician practices. Cardinal currently distributes Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. Cardinal may also distribute our proposed products should those products receive marketing clearance from the FDA. We will substantially depend upon Cardinal's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and potentially any other of our products that may receive marketing clearance from the FDA in the future.

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

WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Japan, and Canada our most attractive foreign markets. Our current foreign developments are:

         * EUROPE. We have licensed the marketing and distribution rights for Busulfex, Antizol, Cystadane and Sucraid in Europe. If our licensees are unsuccessful in their distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" basis in other parts of Europe. This "emergency use" distribution of the Company's products is expected to result in a limited contribution to the Company's revenues.

         * AUSTRALIA AND NEW ZEALAND. We have licensed marketing and distribution rights for Cystadane and Sucraid in Australia and New Zealand, but sales of these products have not been material. We do not expect sales to increase in the near future to the point that they become material.

         * ISRAEL. We have licensed marketing and distribution rights for Antizol, Busulfex, Cystadane, Elliotts B Solution and Sucraid in Israel. Full regulatory approval for all products except Antizol was obtained in Israel in February 2000. Antizol has been submitted for approval, however, approval has not yet been received. We do not expect such distribution to result in material revenues.

         *        CANADA. We have licensed marketing and distribution rights for

                  Antizol in Canada. For Cystadane we have only licensed the distribution rights. We do not expect such distribution to result in material revenues.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable and, therefore, have been omitted.

Item 2 Following shareholder approval as described in the Company's March 31, 2000 Form 10-Q, in March 2000 the shareholders approved the reorganization of the Company to change its state of incorporation from Minnesota to Delaware. The reorganization was implemented, and the Company became a Delaware corporation effective September 1, 2000.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit                                                            Sequentially
Number         Description                                         Numbered Page
--------------------------------------------------------------------------------
27             Financial Data Schedule - For SEC EDGAR filing            30
--------------------------------------------------------------------------------
 (b) Reports on Form 8-K

 Not applicable

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           Orphan Medical, Inc.
                                           --------------------
                                                Registrant



Date  November 14, 2000                By /s/ Timothy G. McGrath
      -----------------                   ----------------------
                                          Timothy G. McGrath
                                          Chief Financial Officer
                                          (duly authorized officer and
                                          principal financial officer)