Form 10-K405
period 2000-12-31
ORPHAN MEDICAL INC
filed 2001-04-02
CIK 929548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] Annual Report pursuant Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2000

                                   or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] For the transition period
    from       to


                         Commission File Number 0-24760


                              ORPHAN MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                           41-1784594
        -------------------------------          ----------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)


        13911 RIDGEDALE DRIVE, SUITE 250,
              MINNETONKA, MN 55305                   (952) 513-6900
    ---------------------------------------  -------------------------------
    (Address of principal executive offices  (Registrant's telephone number,
                and zip code)                     including area code)


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 26, 2001 was $93,200,000. Common stock outstanding at March 26, 2001 was 8,475,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.



================================================================================

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


ITEM 1.  BUSINESS

OVERVIEW

Orphan Medical, Inc. (the "Company") acquires, develops and markets products of high medical value for patients within selected strategic therapeutic market segments ("STMS"). A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment. The Company currently concentrates its efforts on drugs with high medical value that may be marketed within three selected STMS: Antidotes, Oncology Support, and Sleep Disorders. Antizol and Busulfex are commercially available and are the Company's lead products in its Antidote and Oncology Support STMS, respectively. Xyrem is an investigational drug and is expected to be the Company's lead product in its Sleep Disorders STMS. In addition, the Company manufactures and distributes Cystadane and Sucraid that treat two rare congenital diseases. Antizol-Vet is marketed through separate channels to the veterinary community although these products do not fall into any of the three selected STMS. However, the Company expects to continue offering Cystadane, Antizol-Vet, and Sucraid because these products have high medical value and require limited resources to market and distribute.

Each STMS defined by the Company is characterized by a well-defined patient population and treated by a well-defined group of medical specialists. The Company believes this approach makes a large sales force unnecessary to market the Company's products because marketing efforts can be focused on a limited number of medical specialists or patients. The high medical value of the Company's products is expected to facilitate marketing efforts directed toward users and prescribers. Through its sales force supported by marketing and sales methods available through the use of computer systems and the Internet, the Company intends to promote awareness of the key advantages of Orphan Medical branded products within the Antidote, Oncology Support, and Sleep Disorders STMS. The Company's marketing and sales efforts will differentiate products on the basis of quality, potentially improved medical outcomes, and cost effectiveness. The Company uses established distributors of pharmaceutical products for its products in a manner similar to that of most other pharmaceutical companies.

The Company believes its approach to pharmaceutical product development reduces the time, costs and risks traditionally involved in bringing pharmaceutical products to market. The Company does not conduct basic research and does not attempt to discover new drugs. Instead, the Company's strategy is to acquire licenses to develop, or develop existing known therapeutic substances for new indications, and market products that preferably have some existing clinical data that indicate therapeutic value and safety. In addition, the Company considers acquiring products that have already received marketing approval from the FDA. The Company uses contract development, manufacturing, and consulting companies to assist it in its product development activities. This approach avoids the costs and financial risks associated with developing these capabilities internally.

The Company operates within a single industry segment: pharmaceutical product marketing, sales and development. To date, the Company has obtained marketing approval from the U. S. Food and Drug Administration (the "FDA") on six of its New Drug Applications ("NDA"). The Company's products are commercially available in the United

States and several foreign countries. Revenues from the Company's approved products outside the United States were approximately 17.5% of total 2000 revenues.

A Treatment Investigational New Drug ("IND") application for Xyrem was approved by the FDA in December 1998 and the Company began shipping Xyrem in February 1999 for use in its Treatment IND clinical trials. The Treatment IND allows the Company to seek payments for Xyrem used by patients enrolled in the Treatment IND clinical trials and to obtain additional clinical safety data for Xyrem. The Company submitted its NDA for Xyrem on October 2, 2000. The NDA was granted priority review status by the FDA, meaning the FDA has a goal of reaching a decision to either approve or disapprove or delay a decision regarding the NDA within 180 days of submission. The FDA canceled a March 15, 2001 Peripheral and Central Nervous System Advisory Committee review. This meeting had been scheduled to review and discuss the efficacy, safety and risk management of the Xyrem. The FDA took this action in conjunction with its request for clarification of supplemental data outside of Orphan sponsored trials. The Company has submitted additional data in response to FDA's request. On March 29, 2001, the FDA extended by 90 days its priority review of the Xyrem NDA. The decision was taken in order to review the additional data recently submitted to the FDA by the Company. The FDA will continue its review and reschedule a meeting of the Peripheral and Central Nervous System Advisory Committee in early June. The FDA's new action deadline for this NDA is now early July.

As an emerging and growing specialty pharmaceutical company, the Company did not achieve profitability in 2000 and does not expect to do so in 2001. The Company has significant capital requirements to support product development and marketing efforts until profitability is achieved to support these activities. In February 2000, the Company completed the sale of 1,365,000 newly issued shares of common stock for net proceeds of $10.7 million.

STRATEGIC BACKGROUND

In the 1950s and early 1960s, drug development was relatively inexpensive and regulatory approval was straightforward. Pharmaceutical companies marketed their products through sales forces directly to physicians who generally had independent responsibility for prescription and purchase decisions. In the 1970s, however, regulatory standards and competition increased and the price of research and development and manufacturing rose dramatically. In the 1980s and 1990s, prescription decisions by physicians were constrained on their by managed care entities and drug companies revised their targeted rates-of-return or financial "hurdle rates", as well as other selection criteria, to avoid developing drugs whose incremental profit contributions were considered insufficient to provide acceptable returns on investment. Many of the drugs that did not meet these criteria were drugs for smaller patient populations. As a consequence, new drugs for such patient populations were less likely to be developed by larger companies. Some research institutions, universities and small companies, however, have continued to develop and conduct clinical trials on these types of drugs.

The Company's strategy is based on several factors relating to these and other changes in the health care and pharmaceutical industries:

o Larger pharmaceutical companies generally have increased their financial return rates, seek new products with annual revenues greater than $200 million and avoid developing new products that address diseases outside their therapeutic areas of focus. As a result, the Company believes many developmental products of high medical value are available for licensing on favorable terms. If these products are intended to address smaller markets, they may be eligible for orphan drug designation. Many of these products have already been developed to the point where the time and cost required bringing the product to market can be reasonably estimated.

o Skilled employees experienced in the research, development, manufacturing or commercialization of new medicines are available on a contract basis. These individuals have often formed or joined contract clinical research organizations ("CROs"), contract manufacturing companies or drug development and marketing consulting firms. Thus, the knowledge and skills required to address many aspects of drug development are available on a contract basis from outside companies or individuals.

o To address rapidly changing market forces, alternative means of marketing and distributing pharmaceuticals have been created. The advent of the Internet has dramatically increased the availability of information, including information related to health and health care products. Many products, particularly those targeted to smaller, well-defined markets, do not require a large, specialized sales force and can be marketed through direct means such as exhibits at professional meetings, direct mailings, telemarketing, continuing medical education programs, and the Internet. In addition, these products can be effectively distributed through companies proficient in distribution of pharmaceutical products to smaller patient populations.

In response to these changes, the Company has adopted a business strategy that is centered on products of high medical value within well-defined strategic therapeutic market segments, uses the knowledge and skills available on a contract basis from outside sources, and uses alternative marketing and distribution channels.

BUSINESS STRATEGY

The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within a selected STMS. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment. In addition to products with high medical value, the Company seeks pharmaceuticals that have readily measured clinical endpoints, existing positive clinical data, proprietary attributes, will likely be eligible for insurance reimbursement, and offer attractive financial returns. The Company does not conduct basic research to discover new drugs, but instead seeks to acquire and further develop products that already have some data that indicate the presence of therapeutic value and safety. The Company's strategy of developing and marketing high medical value drugs with these clinical characteristics is intended to achieve the following benefits.

o REGULATORY REQUIREMENTS AND REVIEW - Drugs of high medical value have a greater likelihood of receiving expedited review by the FDA. If such drugs also have smaller patient populations, the number of patients required for clinical trials is generally reduced.

o REDUCTION OF PRODUCT DEVELOPMENT TIME AND COST - While the safety and efficacy of every drug must be established to the satisfaction of the FDA, the amount of data required to bring a new drug of high medical value not served by existing therapies to market is generally less than for a drug that is available in similar dosage forms or formulations and that is intended for very large markets. Furthermore, the Company generally attempts to concentrate resources and project management attention on a single medical indication in order to limit the amount of clinical information required by the FDA to clear a product for marketing. The time and cost of development is directly related to the amount of clinical information required for regulatory approval.

o LIMITED INFRASTRUCTURE - The Company believes that high quality pharmaceutical products can be developed efficiently and economically using well established independent contractors to assist its experienced staff. Accordingly, the Company uses the available pool of contract development, manufacturing, distribution and consulting companies to assist in product development and marketing activities. This approach allows the Company to avoid the costs, time and financial risks associated with developing an extensive infrastructure in support of these capabilities internally.

o MARKETING STRATEGY - The Company focuses on products of high medical value intended to address inadequately treated or uncommon diseases within selected STMS. An STMS is a subset of a therapeutic area where one or more products can be grouped to satisfy unmet needs. To assess the viability of an STMS, the Company considers the following questions:

     o Are there unmet therapeutic needs as defined by the customer (the patient or the health care practitioner)?

     o Do additional product development or product acquisition opportunities exist in order to build a profitable business in a particular STMS?

     o Can the Company build brand recognition and command significant market share in a particular STMS?

o DIRECT SALES - The Company has built a small, specialized sales force to promote Antizol and Busulfex. The sales force has extensive knowledge of the Antidote and Oncology Support STMS, as well as extensive marketing and business experience. The Company's sales force utilizes a consultative, customer-oriented approach to selling, which is aided by high quality information systems. The Company expects to utilize a similar sales force approach with the Sleep Disorders STMS, initially using a contract sales organization.

o ALLIANCES - The high medical value of the Company's products has interested other companies seeking to market the Company's products outside the U.S. To date, the Company has agreements with nine distributors relating to five of the Company's products. The Company also believes that its relationships with these distribution partners, among others, may provide strategic benefits, possibly in the area of product acquisition opportunities or in market share penetration programs.

o ATTRACTION OF POTENTIAL NEW PRODUCTS - As the Company's strategy and focus on pharmaceutical products of high medical value within a selected STMS becomes better known and understood by others in the research and development community and as the Company proves its ability to market and sell into an STMS, the Company expects more product development or acquisition opportunities will be presented to it in the future.

RISK MANAGEMENT

The Company's strategy is designed, in part, to manage its overall business risk. The Company is pursuing three distinct STMS rather than concentrating financial, development and marketing resources on a single STMS or a single platform technology. To reduce its product development risk, the Company generally seeks to develop products that (1) are known to the medical community and to the FDA, (2) have a straightforward formulation that can be readily manufactured with established technologies, and (3) do not require excessive specialized processes for development or manufacture. In addition, the Company generally seeks to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development with proof of concept established. When a product is licensed without the equivalent of Phase II or III data, the Company may conduct one or more "pilot clinical trials" to better assess this likelihood. Each such pilot trial is narrowly defined and has a separate budget that to date has not exceeded $500,000. Upon the completion of such a pilot clinical trial, management seeks the approval of the Board of Directors for authority to proceed to full development of the product. The Company does not conduct basic research to discover new chemical entities. The Company may also purchase rights to existing products in order to reduce development risk. To reduce its marketing risk, the Company generally attempts to obtain some form of proprietary protection, such as orphan drug status, patent protection, exclusive licensing agreements, predominant market penetration or sole supplier agreements.

PROPRIETARY RIGHTS

To encourage the continued development of drugs for smaller patient populations, the federal government enacted the Orphan Drug Act of 1983. This Act provides incentives to companies to develop and market drugs for rare diseases or conditions that are known to affect fewer than 200,000 people in the United States. A company must request orphan drug designation before an NDA is approved, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent (drug) and its potential orphan use (market) are published by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. The FDA may grant orphan drug designation to more than one company of an identical drug for the same designated indication, however under current law, orphan drug status is granted to the first company receiving FDA marketing approval for a specific indication of a drug with orphan drug designation. A company receiving orphan drug status for a designated indication is entitled to a seven-year exclusive marketing period in the United States for the drug with the approved indication, subject to certain limitations. Orphan drug status, however does not prevent subsequent approval of a different drug for the same designated indication, nor subsequent approval of the same drug for a different designated indication, nor provide any marketing exclusivity in foreign markets.

Since 1983, the FDA has assigned orphan drug designation to more than 650 potential products. Although the Company believes the size of the aggregated markets for orphan and small market drugs may be large, the total annual market for any particular orphan drug indication rarely exceeds $100 million and most have potential markets of less than $25 million annually.

Orphan Drug protection is available in Japan under requirements such as those in the United States. The European Union approved orphan drug regulations in 2000 granting 10 years marketing exclusivity to those products meeting the qualifications.

The Company believes it is important that its proposed products receive patent protection or orphan drug status or have other factors that limit potential competition. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim, indication or application, subject to certain limitations. The Company has five products with orphan drug status. Applications for Orphan Drug designation will be made where appropriate and available for any additional indications or products that may be licensed in the future.

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

THE REGULATORY PROCESS

Pharmaceutical products intended for therapeutic use in humans are governed by extensive FDA regulations in the United States and by comparable regulations in foreign countries. The process of seeking and obtaining FDA approval for a previously unapproved new human pharmaceutical product generally requires a number of years and involves the expenditure of substantial resources and considerable risk.

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

Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and involve patients with the disease under study. These trials are well-controlled, closely monitored and involve a relatively small number of subjects. The optimal dosages, methods and schedules of administration are determined in these clinical trials. If Phase II trials are successfully completed, Phase III trials are often commenced, although separate Phase III trials are not always required, particularly for drugs of high medical value intended for smaller patient populations, if efficacy and safety have been validated in the Phase II trials.

Phase III trials are expanded, controlled trials that are performed after preliminary evidence of the effectiveness of the experimental product has been obtained. These trials are intended to gather the additional information about safety and effectiveness needed to evaluate the overall risk/benefit relationship of the experimental product. In addition, these trials provide the confirmatory evidence of both effectiveness and safety necessary for product approval. Phase III trials may involve several hundred to several thousand subjects.

A clinical trial may combine the elements of more than one phase (i.e., a Phase I/II or II/III trial) and typically two or more Phase III studies are required for FDA approval. A company's designation of a clinical trial as being of a particular Phase is not necessarily indicative that such a trial will be sufficient to satisfy the FDA requirements of that Phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. In addition, a clinical trial may contain elements of more than one Phase notwithstanding the designation of the trial as being of a particular Phase. The FDA closely monitors the progress of the Phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data accumulated and its assessment of the risk/benefit ratio to patients. It is not possible to predict with certainty the time required to complete Phase I, II and III studies with respect to a given product. Likewise, it is difficult to predict with any certainty the requirements of the FDA, which can be subject to new laws and regulations.

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

     PRODUCT ACQUISITION

The Company is actively searching for product licensing opportunities. The continual acquisition of products for development and/or commercialization is a key element of the Company's growth strategy. The Company attracts product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, the Company has evaluated many product opportunities. To date, sixteen products have been acquired and, of these, seven products are currently under development or being marketed.

The Company seeks to acquire pharmaceutical products within selected STMS that, in the Company's opinion, generally:

o Are of high medical value as defined by the customer (physician or patient) within a STMS;

o    Are targeted at distinct patient populations;

o    Are prescribed by physician specialists;

o Can be marketed with a small, specialized sales team to health care specialists, health care institutions, and patients;

o    Are likely to be eligible for reimbursement by third-party payors;

o Have or are candidates for patent protection, orphan drug designation or have other characteristics that enhance the Company's competitive position;

o Treat diseases that have clinical endpoints (i.e., signs or symptoms) that are readily measured;

o Are conventional pharmaceutical products that are relatively straightforward in formulation and development, and do not involve the application of new technologies;

o Are in Phase II or Phase III clinical trials and have a relatively high likelihood of obtaining the approval of the FDA within three years of their acquisition;

o Offer attractive potential financial returns with relatively inexpensive development costs;

o Compliment other products in an existing STMS or can be grouped with other products to build a new STMS.

In selecting additional products for potential inclusion in its portfolio, the Company generally focuses on acquiring rights to medicines that serve small, defined patient populations. Many major drug companies and generic manufacturers are less likely to address these orphan drug and niche markets because they do not believe that these markets are capable of producing acceptable revenues and returns on their product development investments. This reluctance limits the number of potential sources of competition. In addition, a product designed for smaller patient populations is often eligible for orphan drug designation. By obtaining orphan drug designation, the Company is granted exclusive marketing rights or status in the United States for seven years, subject to certain limitations, after an NDA for a product is approved, if the Company is the first to receive approval for the designated drug and indication.

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

The Company's management reviews new product opportunities and makes recommendations to the Board of Directors of the Company regarding the license or acquisition of any proposed additional products. The product review process generally involves discussions with customers (physicians and patients) within a given STMS to identify unmet needs, and with the initial product developer and experts in the disease treated by the drug; a review of research publications and other databases to gauge competitive activities; market research aimed at identifying potential acceptance by the end user; technical evaluations to determine manufacturability and cost; expected FDA regulatory requirements to obtain acceptable marketing or promotional claims; and a legal review of any relevant proprietary rights. If this review indicates that the proposed product meets the Company's selection criteria, efforts to negotiate a license are initiated. Generally, the Company seeks to obtain licenses that require a minimal signing fee, are subject to commercially acceptable royalty levels and, where appropriate, provide for the continued involvement of the original developer in the development process through a consulting or similar arrangement.

The Company is continually seeking and evaluating additional proposed products within the selected STMS. Although the Company generally is actively discussing product licensing or acquisition possibilities with other parties, it currently does not have any binding agreements or arrangements for the acquisition of any additional products. Should the Company be unsuccessful in acquiring additional proposed products for development and commercialization within a selected STMS, the Company may reassess the viability of the selected STMS and redefine the selected STMS to expand the number of potential products that might satisfy the Company's acquisition criteria for a viable STMS to ensure adequate future growth of the Company.

     PRODUCT DEVELOPMENT

Pharmaceutical product development is one of the Company's principal activities. The Company has incurred $36.6 million in research and development expense through December 31, 2000. In addition, the Company estimates that it will need to incur at least an additional $8.0 million in research and development expense relating to the products it currently markets and to obtain FDA approval for marketing Xyrem as expeditiously as possible.

A major element of the Company's product development strategy is to use third-parties or contract research organizations (CROs) to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA review and approval process, and to manufacture and distribute any FDA approved products. The Company believes that maintaining a minimal infrastructure will enable it to develop products efficiently and cost effectively. To facilitate this strategy, the Company utilizes a team approach to develop its proposed products. A development team is organized and managed by senior staff. The development team is cross-functional and includes in-house experts, as well as appropriate outside consultants, to manage all development activities and market planning with respect to a proposed product. A development team designs a development plan, which will support the proposed indication and marketing claims, and creates and manages a financial budget for the proposed product and contracts with outside development agents and consultants to arrange for the necessary clinical and toxicology studies, manufacturing arrangements and FDA filings. Upon approval of the NDA by the FDA, the Company's marketing and sales staff manages marketing and sales of the proposed product.

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

The product development process is designed to identify any problems associated with a proposed product's clinical aspects. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting the market research and planning process concurrently with a product's development. A drug development portfolio cannot be completely insulated from potential failures and it is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. To date, the Company has discontinued development activities with respect to eleven proposed products because the estimated financial returns of these proposed products were deemed unacceptable by management.

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

Due to FDA mandated dating requirements and the limited market size for each of the Company's approved products, the Company may be subject to complex manufacturing logistics, minimum order quantities that could result in excess inventory as determined under the Company's accounting policy, unsalable inventory as a result of product expiring prior to use, and competition with others for manufacturing services when needed or expected. The Company has a production planning program to assess and manage the manufacturing logistics amongst the vendors supplying the required finished product components of bulk drug substance, drug product and packaging.

The Company is substantially dependent on its contract drug product manufacturers. These manufacturers have been approved by the FDA for the production of the Company's approved products. Following is a listing of the Company's contract drug product manufacturers:

Contract Drug Product Manufacturer                         Marketed and Proposed Products
- ----------------------------------                         -------------------------------
An affiliate of Boehringer Ingelheim                       Antizol, Antizol-Vet, Elliotts B Solution, and Busulfex

NutraMax, Inc.                                             Sucraid

Proclinical, Inc.                                          Cystadane

Catalytica Pharmaceuticals, Inc.                           Xyrem (Treatment IND supplies)


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

     MARKETING - UNITED STATES

The Company has designed its product selection strategy to maximize the success of its marketing efforts. By having products that current and potential customers have identified as having "high medical value", the Company believes it should be able to more easily attract the attention of targeted segments of the medical community. The Company also believes that its focus on well-defined physician and patient populations will allow the use of a small, focused sales force instead of a large, generalized sales force. Because of the distinct nature of most of its potential markets, the Company expects to be able to concentrate its marketing efforts on a limited number of medical specialists, or on patients themselves.

As part of its marketing efforts, the Company identifies and defines appropriate STMS, identifies customer needs within each STMS, identifies specific product acquisition candidates within each STMS, works with the development team to insure clinical data are collected that supports the desired indication and marketing claims, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis, the product's marketing plan is developed. Upon submission of the NDA to the FDA, the product management responsibilities transition from the development team to the Company's marketing and sales staff. The development group continues to provide support where needed to enhance marketing and sales efforts. This group is responsible for all aspects of a product's marketing and sales, including product forecasting, positioning, price, promotion and physical distribution to successfully launch and commercialize the product. Senior sales and marketing employees lead a cross functional team of internal and external personnel to implement a product's marketing and commercialization plan. In addition, marketing and sales staff also supports the Company's international sales efforts through support of and interfacing with international partners.

     MARKETING - FOREIGN

In general, the Company expects to out-license foreign marketing, sales and distribution rights after an NDA is submitted in the United States. The Company contracts with foreign companies (usually pharmaceutical companies) to market and distribute its products. The Company considers Europe, Japan and Canada to be its most attractive foreign markets. The Company has entered into marketing, sales and distribution agreements for Antizol, Cystadane and Sucraid in Europe, Cystadane and Sucraid in Australia and New Zealand, Busulfex, Cystadane, Elliots B Solution and Sucraid in Israel, Antizol and Cystadane in Canada, and Elliotts B Solution in Central America. In October 1999, the Company signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, as well as Argentina and South Africa. Upon approval, Pierre Fabre, a private company with 1998 sales in excess of $1 billion and approximately 8,300 employees, will market Busulfex to transplant centers through its 75 oncology marketing and sales personnel. The Company has an agreement with IDIS World Medicine to distribute Busulfex on a "named patient basis" to requesting physicians outside of the United States, Canada and Israel, and other approved products in territories where the Company's other products are not approved and where the Company does not have a distribution partner. The Company began shipments to IDIS in January 2000.

In December 2000, the Company signed a definitive agreement with Kirin Brewing Co., LTD to market and distribute Busulfex in Asia including Japan, the Peoples Republic of China, South Korea and Taiwan. Kirin is a diversified company with more than $14 billion worldwide revenues in the food and beverage industry. Kirin expanded into the pharmaceutical business in 1982 and has established a strong presence in the fields of nephrology, cancer and cell production, immunology and allergy.

The Company's practice is to negotiate contracts with foreign distributors that generally provide for minimum order and sales performance. Minimum fees negotiated with foreign parties to date are not material and are not refundable, nor subject to future performance criteria. The foreign contracting party is responsible for obtaining marketing approval for the Company's product to which the agreement relates and the Company is responsible for providing selected U.S regulatory information to the foreign party on request. The Company cannot unilaterally terminate these agreements without established evidence of default, but these agreements do expire over a defined period of time and the Company may seek other foreign parties to provide comparable services upon expiration if not satisfied with the performance of its partners. The principal benefit a foreign party receives from entering into these agreements with the Company and paying the minimum fees, if any, is a contracted price for acquisition of product from the Company because the Company is the sole supplier of its approved products on a worldwide basis.

     DISTRIBUTION

The Company does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be more economically and efficiently distributed through third party distribution organizations. The physical distribution of the Company's products through third parties allows the Company to avoid some of the costs associated with developing internal information systems that comply with regulatory requirements and satisfy customer service demands. Cystadane is principally distributed directly to patients through a third party mail order pharmacy. Chronimed is the principal third party distributor of Cystadane. Elliotts B Solution, Antizol and Busulfex are primarily used in a hospital setting and are distributed by an affiliate of Cardinal Health. This distribution of Antizol and facilitates the sale of these products directly into hospitals or, if customers prefer, through their primary wholesaler. Antizol-Vet is a product used in veterinary clinics and is distributed by an affiliate of Cardinal Health to individual veterinary clinics and a network of veterinary wholesalers.


     COMPETITION

Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including those described below.

o PRODUCT ACQUISITION - The Company intends to acquire the rights to products with important therapeutic advantages that generally are not of interest to larger pharmaceutical companies. Nevertheless, the Company will compete with other entities in acquiring product rights from universities and other research institutions, as well as from other potential licensors.

o PRODUCT DEVELOPMENT RESOURCES - The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.

o ORPHAN DRUG DESIGNATION - The Company is aware of two other companies that have filed for and received orphan drug designation on products similar to two of its products. Sparta Pharmaceutical (acquired by SuperGen in 1999) and Teva (formerly Biocraft) have been granted orphan drug designations for their intravenous busulfan and sodium oxybate, respectively. Intravenous busulfan and sodium oxybate are their equivalent of the Company's Busulfex and Xyrem products, respectively. The Company does not believe SuperGen is developing an intravenous busulfan. In 1999, the Company entered into an agreement with Teva, that, in effect, transfers Teva's development data to the Company. While the Company is not aware of others holding or seeking orphan drug designations for products that would compete with the Company's products for NDA approval, there can be no assurance that the Company's products will not have such competition for the protection conferred by orphan drug status.

o MARKETING AND SALES - Each of the Company's current products will face competition from other products or from other therapeutic alternatives. In general, the Company's products will compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company.

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

     PRODUCT APPROVALS

The Company's products require FDA approval in the United States and comparable approvals in foreign markets before they can be marketed. The development of investigational products and the marketing and supply of approved products require continuing compliance with FDA regulations.

     SCHEDULED PRODUCTS

Products that are designated "controlled" substances also require compliance with regulations administered by the U.S. Drug Enforcement Agency ("DEA"), and similar regulations administered by state regulatory agencies. On February 18, 2000, the President signed PL 106-172, a public law which makes gamma hydroxybutyrate (GHB) a Schedule I substance. Schedule I is the designation by which illegal and non-approved drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration (FDA) approved protocols or approved for commercial sale as Schedule III substances.

Each state has the ability to schedule products more strictly or equivalent to the Federally designated schedule. Most states have adopted, either administratively or legislatively, the I/III schedule as described above. The Company continues its efforts to ensure consistency across all states by the time of commercial launch.

     MANUFACTURING REGULATION

All facilities and manufacturing processes used to manufacture products for clinical use or sale in the United States must be operated in conformity with GMP, the FDA requirements governing the production of pharmaceutical products. FDA approval is required before a contract manufacturer can implement most changes in manufacturing procedures for any of the Company's approved products. The Company has established a quality assurance program to monitor third-party manufacturers of its products to promote compliance by such manufacturers with domestic and foreign regulations (based on country of use). In addition, FDA approval is required for changing contract manufacturers of approved products. Obtaining the FDA's approval for a change in manufacturing procedures or change in manufacturers could cause production delays and loss of revenue.

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

HUMAN RESOURCES

The Company has fifty-seven full-time and three part-time employees. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.

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

DISCONTINUED DEVELOPMENT PRODUCTS

Through December 31, 2000, the Company discontinued development activities on a total of eleven proposed products. During 1997, the Company discontinued development activities on the following proposed products: Colomed, Caprogel, Clonidine, alpha-galactosidase A, colloidal bismuth subcitrate, Intrachol, Repliderm, 5FU (5-fluorouracil), and other indications of Cystadane. In December 1998, the Company sold its rights to colloidal bismuth subcitrate for $750,000, and is evaluating the potential value of its rights to one or more of the other proposed products that were discontinued in 1997. Depending on the availability of financing in subsequent periods, the Company may continue development of one or more of the proposed products that have been discontinued based on the criteria described under the Product Acquisition section. In addition, prior to 1997, the Company discontinued development activities on two proposed products, which proved to have little potential future value. There can be no assurance that the Company's license rights and/or any clinical data related to a discontinued product have any value to a third party and, if such rights or clinical data have value, there can be no assurance that the Company can come to terms with a third party for the sale of such rights or clinical data.

PRODUCTS

The following tables summarize certain information relating to the Company's products:

                                              MARKETED PRODUCTS
- --------------------------------------------------------------------------------------------------------------
                                                                                   U.S. Patent
                                                                         NDA        Issued or      Orphan Drug
                                                                       Approval      Applied          Status
Approved Product and STMS                       Application              Date          For              **
- -------------------------                       -----------            --------    -----------     -----------
I. ANTIDOTE STMS

Antizol(R)(fomepizole) Injection           Antidote for ethylene       December         No         Granted
                                           glycol (antifreeze) or        1997
                                           suspected ethylene
                                           glycol ingestion in
                                           humans

                                           Antidote for methanol       December         No         Granted
                                           or suspected methanol         2000
                                           ingestion in humans

II. ONCOLOGY SUPPORT STMS

Busulfex(R)(busulfan) Injection            For use in combination      February        Yes         Granted
                                           with cyclophosphamide         1999
                                           as a conditioning
                                           regimen prior to
                                           allogenic hematopoietic
                                           cell transplantation
                                           for chronic myelogenous
                                           leukemia ("CML")

Elliotts B(R)Solution (buffered            Diluent for                 September        No         Granted
    intrathecal electrolyte/dextrose       intrathecally                  1996
    solution)                              administered
                                           methotrexate sodium and
                                           cytarabine

III. OTHER

Cystadane(R)(betaine anhydrous for         Homocystinuria, a           October          No         Granted
   oral solution)                          genetic disease               1996

Antizol-Vet(R)(fomepizole)                 Antidote for ethylene        November        No         Five year
    for Injection                          glycol (antifreeze) or        1996                      period of
                                           suspected ethylene                                      exclusivity
                                           glycol ingestion in dogs

Sucraid(R)(sacrosidase) oral               Sucrase deficiency, a         April          No         Granted
    solution                               genetic disease               1998

                                         PRODUCTS UNDER DEVELOPMENT
- --------------------------------------------------------------------------------------------------------------------
                                                                                         U.S. Patent
                                                                            Phase of      Issued or      Orphan Drug
                                                                           Development     Applied       Designation
Proposed Product and STMS                      Proposed Application            *            For               **
- -------------------------                      --------------------        -----------   -----------     -----------
I. SLEEP DISORDERS STMS

Xyrem(R)(sodium oxybate) oral              Under investigation for the         (1)           Yes              Yes
    solution                               treatment of narcolepsy

* Development Phases are discussed under "Business - The Regulatory Process". ** Orphan Drug Designation and Status are discussed under "Business - Proprietary Rights"
(1) New Drug Application submitted October 2, 2000.

ANTIDOTE STMS - APPROVED PRODUCT

     ANTIZOL (FOMEPIZOLE) INJECTION

Antizol, the first of the Company's products in the Antidote STMS, received marketing clearance from the FDA on December 1997 for ethylene glycol and December 2000 for methanol. The Company commenced shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. In a survey conducted in 1999 by the American Association of Poison Control Centers, over 6,300 cases of ethylene glycol poisoning were reported to United States poison control centers. In the same year, there were approximately 600 treatments for such poisonings. The Company believes that hospital pharmacies will continue to stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 2000, Antizol contributed approximately 43% of the Company's total revenues. The Company expects to see limited incremental stocking by hospitals in 2001. Future sales will be based more on usage as stocking levels are expected to plateau. The Company has also received marketing approval for Antizol in Canada for the treatment of suspected or confirmed ethylene glycol poisonings.

The Company has obtained orphan drug status for Antizol as an antidote to treat ethylene glycol and methanol poisonings, which provides marketing exclusivity to the Company through December 2004 for ethylene glycol and December 2007 for methanol. Fomepizole, the active ingredient in Antizol, is a known compound and is not patentable. The Company has contracted with a third party for the production of Antizol under GMP conditions. The Company, through a sublicense agreement with Mericon Investment Group, Inc. ("MIG"), has an exclusive, worldwide license to develop and market Antizol, which expires in July 2013, subject to a five year renewal through July 2018 exercisable by MIG at the request of the Company.

ONCOLOLOGY SUPPORT STMS - APPROVED PRODUCTS

     BUSULFEX (BUSULFAN) INJECTION

Busulfex is the Company's lead product in its Oncology Support STMS. Following an accelerated six-month priority review, the Company received regulatory approval from the FDA in February 1999 to market Busulfex in the United States. The FDA approved Busulfex for use in combination with cyclophosphamide as a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia ("CML"). The first commercial sales of Busulfex occurred in February 1999, within two weeks of FDA approval. Busulfex also received marketing approval in Canada in September 1999, and in Israel in February 2000. The indications approved in Canada and Israel provide for use of Busulfex as a conditioning regimen prior to bone marrow or hematopoietic progenitor cell transplantation, when used in combination with other chemotherapeutic agents and/or radiotherapy. Included in the Canadian indication are acute lymphocytic leukemia, non-lymphocytic leukemia, acute myeloid leukemia, non-Hodgkin's lymphoma, Hodgkin's disease, multiple myeloma, myelodysplastic syndrome, breast cancer, ovarian cancer and several genetic diseases.

In December 2000, the Company signed a definitive agreement granting Kirin Brewery Co., LTD exclusive rights to market and distribute Busulfex in Asia. Kirin is a diversified company with annual sales of more than $14 billion worldwide in the food and beverage industry. Kirin expanded into the pharmaceutical industry in 1982 and has established a strong presence in the fields of nephrology, cancer and cell production, immunology and allergy.

In October 1999, the Company signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, Argentina, and South Africa.

Pierre Fabre will market Busulfex to transplant centers through 75 oncology marketing and sales personnel. The Company signed an agreement with IDIS World Medicine in December 1999 to distribute Busulfex on a named patient basis to requesting physicians outside of the United States, Canada and Israel. The Company began shipments to IDIS in January 2000.

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

An oral form of busulfan has been used in the transplant setting for a number of years. However, there are difficulties associated with its use. A patient undergoing a transplant may be required to take up to 35 busulfan pills every six hours, or up to 140 pills each day, over four days, often while nauseated. If the patient vomits any of the pills, they are often given additional pills to ensure they receive the administered dose. Unfortunately, because the absorption of the pills through the gastrointestinal system is erratic, it is difficult to determine how much of the administered dose has actually been absorbed. This variation in drug exposure can cause underdosing, possibly leading to an ineffective conditioning regimen. Conversely, the variation can lead to overdosing, causing an excessive amount of toxicity to the patient. Because of these variations, many authors have cited the need for an intravenous form of busulfan. The Company is the first to bring an intravenous form of busulfan to the market.

Of the 20,000 procedures expected to be performed in the United States, more than 4,000 of these may receive some form of busulfan, as part of the pre-transplantation conditioning regimen. The Company is marketing Busulfex to hematologists and oncologists who perform stem cell transplants at cancer treatment centers.

As clinicians review the clinical study data, they have responded positively to the results seen in the Busulfex trials. The pharmacokinetics seen with Busulfex, meaning the level of drug exposure, demonstrate the consistency that would be expected with an intravenous drug. This consistency has influenced the outcomes seen with Busulfex, which show a low rate of liver toxicity as well as an acceptable rate of early mortality within the first 100 days, the most critical period for treatment related morbidities. These factors may lead to improved safety and an improved likelihood that a BMT will be successful.

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

Many other drugs are currently being developed for use in the BMT area. Although most of these new drugs are used for a different purpose during the bone marrow transplant and not in the conditioning regimen, some of them may compete with Busulfex. In addition, the Company is aware that SuperGen Inc., which acquired Sparta Pharmaceutical in 1999, now owns rights to another form of intravenous busulfan which was in development by Sparta prior to its acquisition. SuperGen holds orphan drug designation for its intravenous busulfan and could seek orphan drug status for a similar or different indication, if SuperGen were to proceed with development of its intravenous formulation and if the FDA approves an NDA for such a product.

The Company has obtained orphan drug status for Busulfex for the approved indication, which provides marketing exclusivity for that indication to the Company through February 2006. The Company has contracted with a third party for the production of Busulfex under GMP conditions. In addition, the Company has an exclusive, worldwide license from M.D. Anderson Cancer Center, The University of Texas, and The University of Houston (collectively, the "busulfan licensors") to develop and market this intravenous form of busulfan, which is effective for the term of busulfan licensors' patent rights. The busulfan licensors have been granted two U.S. patents covering the licensed product's formulation and its use in bone marrow transplants and other conditions, which expire in September 2016 and July 2015, respectively. The product is distributed for the Company by an affiliate of Cardinal Health

     ELLIOTTS B SOLUTION (BUFFERED INTRATHECAL ELECTROLYTE/DEXTROSE INJECTION)

Elliotts B Solution, the first of the Company's products in the Oncology Support STMS, received marketing clearance from the FDA in September 1996. The first commercial sales of Elliotts B Solution occurred in December

1996. Elliotts B Solution is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. Elliotts B Solution is a buffered diluent for the intrathecal administration (injection into the fluid space surrounding the central nervous system) of chemotherapeutic agents. Intrathecal injections are most commonly made in treating acute lymphoblastic leukemia ("ALL"). ALL is the most prevalent form of leukemia in children. Due to advances in chemotherapy, the cure rate for ALL has improved dramatically in the past 30 years, going from almost zero to nearly 75% today. As a part of modern chemotherapy, doctors often administer a series of up to 20 injections of methotrexate sodium into the cerebrospinal fluid of patients. Elliotts B Solution is comparable in pH, electrolyte composition, glucose content and osmolarity to cerebrospinal fluid. It is estimated that cerebrospinal injections of methotrexate sodium are administered to about 6,000 people in the United States on an annual basis. Elliotts B Solution revenues through December 2000 have not been material nor does the Company expect that revenues to be material in future periods.

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

SLEEP DISORDERS STMS - INVESTIGATIONAL PRODUCT

     XYREM (SODIUM OXYBATE) ORAL SOLUTION

Narcolepsy is a chronic neurologic sleep disorder in which sleep is "fragmented", that is, does not occur in an integrated and cohesive manner. This fragmentation results in excessive daytime sleepiness, unavoidable daytime sleep attacks, cataplexy or sudden loss of muscle control provoked by emotions, sleep paralysis or brief periods of muscle paralysis and hallucinations, or vivid and sometimes frightening dreaming when falling asleep or waking up. Other related symptoms include broken night-time sleep, disturbances of auditory and visual perception, and lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Narcolepsy is thought to affect as many as 125,000 patients in the United States and approximately 80,000 to 100,000 of these patients are thought to be diagnosed. Narcolepsy patients usually begin to develop symptoms between the ages of 15-25, with a smaller number developing symptoms between the ages of 35-45. Symptoms have been reported in patients as young as five years of age.

The usual treatment for narcolepsy includes symptomatic treatment of excessive daytime sleepiness and sleep attacks with stimulants or wakefulness promoting agents. The symptoms of cataplexy, sleep paralysis and hypnagogic hallucinations are typically treated with tricyclic antidepressants ("TCAs") or selective serotonin reuptake inhibitors ("SSRIs"). These treatment regimens, in addition to limited efficacy, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects such as insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. Patients often build tolerance to the TCAs and SSRIs and doses are increased to obtain clinical effectiveness at high doses. These medications can cause the side effects of dry mouth, impotence, loss of libido, and increased heart rate. Clinical results with Xyrem suggest that it is effective in the treatment of narcolepsy symptoms. When administered at night, it is believed to consolidate sleep and has been shown to improve cataplexy, and to reduce the severity of daytime sleepiness. More than 300 narcolepsy patients have been exposed to clinical doses with a satisfactory side effect profile, some of these patients for up to 15 years of treatment. Xyrem does not appear to have the side effects associated with TCAs and SSRIs. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

Provigil(R) (modafinil), a product marketed by Cephalon, Inc., was approved by the FDA in late 1998 for the treatment of excessive daytime sleepiness associated with narcolepsy. The Company believes that Provigil and the proposed use for Xyrem focus on different symptoms of narcolepsy, which could mean that some patients may benefit from both modafinil and Xyrem. Provigil(R) is a registered trademark of Cephalon, Inc.

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

Gamma hydroxybutyrate (GHB) is the active ingredient in Xyrem. Illicitly produced GHB has been reported to be a drug of abuse. On February 18, 2000, the President signed PL 106-172, a public law which makes GHB a Schedule I substance. Schedule I is the designation by which illegal drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration (FDA) approved protocols or approved for commercial sale as
Schedule III substances.

Each state has the ability to schedule products more strictly or equivalent to the Federally designated schedule. Most states have adopted, either administratively or legislatively, the I/III schedule as described above. The Company continues its efforts to ensure consistency across all states by the time of commercial launch.

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

The Company submitted its NDA for Xyrem on October 2, 2000. The NDA was granted priority review status by the FDA, meaning the FDA has a goal of reaching a decision to either approve or disapprove or delay a decision regarding the NDA within 180 days of submission. The FDA canceled a March 15, 2001 Peripheral and Central Nervous System Advisory Committee review. This meeting had been scheduled to review and discuss the efficacy, safety and risk management of the Xyrem. The FDA took this action in conjunction with its request for clarification of supplemental data outside of Orphan sponsored trials. The Company has submitted additional data in response to FDA's request. On March 29, 2001, the FDA extended by 90 days its priority review of the Xyrem NDA. The decision was taken in order to review the additional data recently submitted to the FDA by the Company. The FDA will continue its review and reschedule a meeting of the Peripheral and Central Nervous System Advisory Committee in early June. The FDA's new action deadline for this NDA is now early July.

The Company is continuing a Phase III (b) third clinical trial for Xyrem, which the FDA has previously indicated is not required for the Company's NDA submission. This controlled clinical trial assesses the efficacy of Xyrem for treating excessive daytime sleepiness (EDS) related to narcolepsy as its primary endpoint. This trial continues to move forward toward completion late in 2001.

OTHER APPROVED PRODUCTS

     CYSTADANE (BETAINE ANHYDROUS FOR ORAL SOLUTION)

Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is principally distributed on a non exclusive basis by Chronimed Inc. directly to patients in the United States through its mail order pharmacy. Although Cystadane does not fit into one of the Company's three STMS, the Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are estimated to be 1,000 patients with homocystinuria in the United States. The annual market potential for Cystadane is expected to be under $500,000 in the United States. The Company does have some sales revenue generated outside of the United States. Cystadane revenues met the Company's expectations in 2000 and are expected to grow slightly in subsequent periods.

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

The Company is not currently sponsoring any clinical trials with/for Cystadane. The Company is aware, however, of clinical trials being conducted by independent investigators to assess the safety and efficacy of Cystadane as a stand alone or adjunctive therapy for the following indications: Non-alcoholic steatohepatitis, Rett syndrome, rheumatoid arthritis and hyperhomocystinemia. The Company does not expect that the results of any of these clinical trials to significantly enhance or decrease the current limited market potential for Cystadane.

     ANTIZOL-VET (FOMEPIZOLE) FOR INJECTION

In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet as a treatment for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $300,000. Although Antizol-Vet is not included in one of the Company's three STMS, the Company will continue making Antizol-Vet available to veterinarians justifying the limited resources required by the Company to market and distribute the product. The Company has found that stocking of this product has been limited due to its high cost, but it is ordered when a poisoning occurs. Antizol-Vet revenues met the Company's expectations in 2000 and are expected to remain constant or decline in subsequent periods.

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

     SUCRAID (SACROSIDASE) ORAL SOLUTION

Sucraid received marketing clearance from the FDA in April 1998. The first commercial sales of Sucraid occurred in July 1998. Sucraid is principally distributed by an affiliate of Cardinal Health directly to patients in the United States. The FDA approved Sucraid to be used for oral replacement therapy of genetically determined sucrase deficiency, which is part of congenital sucrase isomaltase deficiency (CSID). Sucraid is used as a replacement for an enzyme in the small intestine that is necessary for the digestion of sucrose, which is common table sugar. Although Sucraid does not fit into one of the Company's three STMS, the Company believes that the small size of the market and the high medical value of Sucraid justify the limited resources required by the Company for making this product available to patients. The annual market potential for Sucraid is expected to be approximately $500,000 in the United States. Sucraid revenues met the Company's expectations and are expected to grow slightly in 2001.

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

WE HAVE A HISTORY OF LOSSES, WHICH WE EXPECT TO CONTINUE.

We have been unprofitable since our inception in January 1993. We expect operating losses in 2001 and 2002 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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

     o    governmental approvals, refusals to approve, regulations or actions;

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both of these criteria as of December 31, 2000, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement.

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

We have obtained orphan drug designation for Xyrem and, on October 2, 2000, we submitted an NDA for approval. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. We cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. We are aware that the FDA granted to Sparta Pharmaceutical, which has been acquired by SuperGen Inc., orphan drug designation for an intravenous busulfan for a closely related indication. If the FDA approves an NDA for SuperGen drug for a different indication, SuperGen could seek orphan drug status. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA for that drug. Thus, a doctor could prescribe another company's drug for indications for which our product has received FDA approval and orphan drug status. Significant "off label" use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of any of our products that have received orphan drug status and NDA approval by FDA.

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

EUROPE

An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 population. Our European partners have submitted both Busulfex and Cystadane for designation as orphan drugs in Europe. The Company has also submitted Xyrem and Antizol, for use in methanol poisonings, for designation as orphan drugs in Europe. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval which would block us from marketing our product in Europe.

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

SIGNIFICANT GOVERNMENT REGULATION CONTINUES ONCE A PRODUCT IS APPROVED FOR SALE.

After a reviewing division of the FDA approves a drug, the FDA's Division of Drug Marketing, Advertising and Communication must accept such drug's marketing claims, which are the basis for the drug's labeling, advertising and promotion. We cannot be sure that the Division of Drug Marketing, Advertising and Communication will accept our proposed marketing claims. The failure of the Division of Drug Marketing, Advertising and Communication to accept our proposed marketing claims could have a material adverse effect on our business and prospects.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on Ash Stevens, Inc. for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose Ash Stevens as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 88% of 2000 and 90% of 1999 revenues and are expected to generate approximately 85% of 2001 total revenues. We depend substantially on Lonza, Inc. for the supply of bulk drug substance used in Xyrem. If we were to lose Lonza as a supplier, we would be required to identify a new supplier before an NDA is submitted for Xyrem. We also cannot assure you that our bulk drug supply arrangements with Ash Stevens and Lonza, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on an affiliate of Boehringer Ingelheim for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet. If we were to lose Boehringer as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of 2000 and 90% of 1999 and are expected to generate approximately 85% of 2001 total revenues. We have identified Catalytica Pharmaceuticals, Inc. as drug product manufacturer for Xyrem and have contracted with them for its manufacture. Currently, however, we do not have a contract with. We cannot assure you that our drug product manufacturing arrangements with Boehringer and Catalytica will not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, or Xyrem, or any other drug that we might attempt to develop or market.

WE CANNOT CONTROL OUR CONTRACTORS' COMPLIANCE WITH APPLICABLE REGULATIONS.

The FDA defines and regulates good manufacturing practices to which bulk drug suppliers and drug product manufacturers are subject. The Drug Enforcement Agency (DEA) defines and regulates the handling and reporting requirements for certain drugs which have abuse potential, known as "scheduled drugs". Foreign regulatory authorities prescribe similar rules and regulations. Our supply and manufacturing contractors must comply with these regulatory requirements. Failure by our contractors to comply with FDA or DEA requirements or applicable foreign requirements could result in significant time delays or in our inability to commercialize or continue to market a product. Either result could have a material adverse effect on our business and prospects. Failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, or potential criminal and civil liability for Orphan, our officers, or our employees. We cannot assure you that we will be able to maintain relationships either domestically or abroad with contractors whose facilities and procedures comply or will continue to comply with FDA or DEA requirements or applicable foreign requirements.

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

We cannot assure you that other distribution companies would be available or continue to be available on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor could have a material adverse effect on our business and prospects.

WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Asia, and Canada our most attractive foreign markets. Our current foreign developments are:

     o Europe. We have licensed the marketing and distribution rights for Busulfex, Antizol, Cystadane and Sucraid in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" basis in other parts of Europe. This "emergency use" distribution of the Company's products is expected to result in a limited contribution to the Company's revenues.

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

     o Canada. We have licensed marketing and distribution rights for Antizol in Canada. For Cystadane we have only licensed the distribution rights in Canada. We do not expect such distribution to result in material revenues.

     o Central America. We have licensed marketing and distribution rights for Elliotts B Solution in Central America, but sales have not been material. We do not expect domestic or foreign sales of Elliotts B Solution to become material.

     o Asia. We have licensed marketing and distribution rights for Busulfex in Japan, the Peoples Republic of China, Taiwan and South Korea. Distribution is limited to clinical trial usage until full regulatory approval is achieved. We have also licensed marketing and distribution rights for Busulfex in Turkey.

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

WE FACE INTENSE COMPETITION IN OUR INDUSTRY.

Competition in the pharmaceutical industry is intense. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, marketing experience, research and development staffs and facilities than we do. We seek to limit potential sources of competition by developing products that are eligible for orphan drug status at NDA approval or other forms of protection. We cannot assure you, however, that our competitors will not succeed in developing similar technologies and products more rapidly than we can. Similarly, we cannot assure you that these competing technologies and products will not be more effective than any of those that we have developed or are currently developing.

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

ITEM 2.  PROPERTIES

The Company currently occupies approximately 15,000 square feet of leased office space at a monthly rent of approximately $22,000, including operating expenses. This lease expires on October 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company's Common Stock for the years ended December 31, 2000 and December 31, 1999.

                                                                          High                Low
                                                                          ----                ---
YEAR ENDED DECEMBER 31, 2000
  January 1 through March 31                                             $19.250             $4.688
  April 1, through June 30                                               $11.000             $5.750
  July 1 through September 30                                            $13.000             $9.125
  October 1 through December 31                                          $16.000             $9.625

YEAR ENDED DECEMBER 31, 1999
  January 1 through March 31                                             $10.000             $6.750
  April 1 through June 30                                                 $7.625             $4.750
  July 1 through September 30                                             $8.250             $5.875
  October 1 through December 31                                           $7.438             $4.875

As of March 20, 2001, the Company's Common Stock was held by 275 shareholders of record and the Company estimates that there were approximately 3,600 beneficial owners of its Common Stock on such date.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998, are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The selected financial data as of December 31, 1998, 1997 and 1996 and for each of the two years ending December 31, 1997 and 1996 are derived from financial statements which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                               FINANCIAL POSITION

                                                            December 31,
                                -----------------------------------------------------------------
                                2000           1999            1998           1997           1996
                                ----           ----            ----           ----           ----
Cash, cash equivalents
 and available-for-sale
 securities                 $ 11,417,254   $  4,032,914    $  7,521,483   $  7,169,230   $ 16,707,906
Working capital               10,266,029      3,161,324       5,274,550      4,479,714     14,538,893
Total assets                  15,296,885      6,241,178       9,046,730      8,238,950     17,150,599
Accumulated deficit          (47,178,667)   (40,243,874)    (34,433,640)   (26,196,538)   (14,808,669)
Total shareholders' equity    10,742,927      3,561,208       5,575,577      3,645,902     14,795,331


                                FINANCIAL RESULTS

                             For the Year   For the Year    For the Year   For the Year   For the Year
                                Ended          Ended           Ended          Ended          Ended
                             December 31,   December 31,    December 31,   December 31,   December 31,
                                 2000           1999            1998           1997           1996
                             ------------   ------------    ------------   ------------   ------------
Revenues                     $11,185,634    $ 6,457,406     $ 5,048,308   $    654,838    $    36,681
Cost of sales                  1,532,446        803,562       1,118,644        317,727         10,446
                             -----------    -----------     -----------   ------------    -----------
Gross profit                   9,653,188      5,653,844       3,929,664        337,111         26,235
Operating expenses
Research and development       6,832,130      4,975,706       6,611,011      6,482,004      6,248,381
Sales and marketing            5,606,506      3,430,539       2,739,299      1,158,988        399,444
General and administrative     4,094,905      2,756,827       2,994,342      2,416,344      1,854,273
Contract termination fee              --             --              --      2,172,000             --
                             -----------    -----------     -----------   ------------    -----------
Loss from operations          (6,880,353)    (5,509,228)     (8,414,987)   (11,937,225)    (8,475,863)
Other income, net                793,238        287,989         177,885        549,356        858,679
                             -----------    -----------     -----------   ------------    -----------
Net loss                      (6,087,115)    (5,221,239)     (8,237,102)   (11,387,869)    (7,617,184)
Less: Preferred stock
 dividend                        872,024        682,872         249,658             --             --
                             -----------    -----------     -----------   ------------    -----------
Net loss applicable to
 common shareholders         $(6,959,139)   $(5,904,111)    $(8,486,760)  $(11,387,869)   $(7,617,184)
                             ===========    ===========     ===========   ============    ===========
Basic and diluted loss
 per common share                 $(0.86)        $(0.90)         $(1.36)        $(1.87)        $(1.43)

Weighted average
 shares outstanding            8,135,224      6,587,790       6,236,897      6,074,342      5,331,356

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company incorporated in Minnesota in June 1994 to carry on the business previously conducted by the Orphan Medical Division of Chronimed. In September 2000, the Company reincorporated in Delaware. Since its inception in January 1993, the activities of the Orphan Medical Division and the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 2000 of $47.2 million. In addition, the Company expects to incur additional losses from operations in 2001.

RECENT DEVELOPMENTS

On October 2, 2000 the Company announced the submission to the FDA of a new drug application (NDA) for Xyrem(R) (sodium oxybate) oral solution as a treatment for symptoms in narcolepsy. The FDA had 60 days after submission of the NDA to accept or reject the application for review. On October 17, 2000, the Company announced that the FDA had granted the Company's Xyrem NDA priority review status. This status obligates FDA to a goal of acting on the NDA within six-months from the date of submission. The FDA grants priority review status for new drugs that represent a significant advancement over available therapies.

The NDA requests approval of Xyrem as a treatment for symptoms in narcolepsy, a chronic neurological disorder. In particular, Xyrem is intended to treat cataplexy, and to improve the symptoms of excessive daytime sleepiness. Narcolepsy is accompanied by fragmented nocturnal sleep, with sleepiness and inadvertent naps occurring in daytime hours throughout a 24-hour period whereas persons without the disease usually have more integrated and organized sleep at night. The symptom of excessive daytime sleepiness afflicts all narcolepsy patients. The central activity of Xyrem provides a positive change in sleep architecture. Xyrem increases delta wave sleep, the restorative component of sleep.

Cataplexy is the daytime manifestation of postural muscle weakness that normally occurs during REM sleep. This symptom, which occurs in an estimated 60-75% of narcolepsy patients, is triggered by emotional reactions such as laughter, anger, or surprise. Cataplexy can be very debilitating. In its most severe form, cataplexy causes a person to collapse suddenly and remain unable to move for a few seconds up to several minutes. Clinical trials that are included in this NDA indicate that Xyrem reduces the incidence of cataplexy.

Narcolepsy is estimated to affect approximately 125,000 individuals in the United States. The incidence in Europe is believed to mirror that of the United States.

Stimulants are used to address excessive daytime sleepiness associated with narcolepsy. Because stimulants do not treat cataplexy, tricyclic antidepressants and serotonin selective-reuptake inhibitors are usually prescribed attempting to control this symptom. Long-term treatment with these agents can be problematic due to limited efficacy, tolerance, and adverse side effects such as dry mouth, weight gain, tachycardia, and loss of libido. Because these agents suppress REM, abrupt cessation of treatment can result in "rebound'" cataplexy, a return of cataplexy more severe than pre-treatment levels.

The FDA canceled a March 15, 2001 review of the new drug application for Xyrem for the treatment of narcolepsy. The FDA's Peripheral and Central Nervous System Advisory Committee review had been scheduled to review and discuss the efficacy, safety and risk management of the Xyrem solution. The FDA took this action in conjunction with its request for clarification of supplemental data outside of Orphan sponsored trials. The Company has submitted additional data in response to FDA's request. On March 29, 2001, the FDA extended by 90 days its priority review of the Xyrem NDA. The decision was taken in order to review the additional data recently submitted to the FDA by the Company. The FDA will continue its review and reschedule a meeting of the Peripheral and Central Nervous System Advisory Committee in early June. The FDA's new action deadline for this NDA is now early July.

In early 2001, the Company announced positive preliminary results from pivotal clinical trials of Xyrem that support this NDA submission and indicate that Xyrem reduces serious symptoms in narcolepsy, in particular cataplexy and also have an effect in modifying excessive daytime sleepiness.

The Company is continuing efforts to broaden the proprietary protection relating to Xyrem. In addition to orphan drug designation (which can become orphan drug status with an approval), rights to patents covering the use of GHB in the treatment of fibromyalgia have been obtained by the Company in the United States and Europe. A patent covering the current formulation in North America, Europe and Japan is also being pursued

In December 2000, the Company also announced that the Food and Drug Administration (FDA) approved its supplemental new drug application (NDA) for Antizol(R) (fomepizole) Injection for the treatment of methanol poisoning and was granted priority review status for the application. Methanol is a common toxic chemical that is found in many household substances such as windshield wiper fluid and cleaning solutions. Methanol poisoning may cause severe morbidity, including blindness or death. According to 1998 Annual Report of the American Association of Poison Control Centers Toxic Exposure Surveillance System, 585 patients were treated for methanol poisoning in 1998. Given the number of poisonings and that awareness of Antizol is high in hospitals with emergency facilities, the Company does not expect approval of the methanol indication to increase sales materially. A marketing application (NDS) was approved in Canada for Antizol to treat ethylene glycol poisonings in December 2000.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 VS. TWELVE MONTHS ENDED DECEMBER 31, 1999

Revenues increased from $6.5 million for the twelve months ended December 31, 1999 to $11.2 million for the twelve months ended December 31, 2000, an increase of $4.7 million or 73%. Sales of both Antizol and Busulfex exceeded expectations in 2000. Busulfex continues to gain acceptance in the major cancer treatment centers and Antizol has become a standard of care in the treatment of ethylene glycol and methanol poisonings. The Company expects Antizol revenues to decline slightly in 2001 because most hospitals that were expected to stock Antizol have done so, and future orders will most likely be based on use. International sales of the Company's products increased in 2000. The sales of Cystadane, Sucraid Antizol-Vet and Elliotts B met the Company's expectations in 2000 and are not expected to increase significantly in 2001. Revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its approved products.

Cost of sales increased from $0.8 million or 12% of revenues for the twelve months ended December 31, 1999 to $1.5 million or 14% of revenues for the twelve months ended December 31, 2000, an increase of $0.7 million or 88%. The increase is primarily attributable to the increase in sales in 2000. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased from $5.0 million for the twelve months ended December 31, 1999 to $6.8 million for the twelve months ended December 31, 2000, an increase of $1.8 million or 36%. Development activities for Xyrem, principally clinical and toxicology spending, increased significantly over 1999 levels due to the commencement in 2000 of additional Xyrem clinical trials supporting additional future Xyrem claims and the completion of the submission of the NDA for Xyrem on October 2, 2000.

Sales and marketing expense increased from $3.4 million for the twelve months ended December 31, 1999 to $5.6 million for the twelve months ended December 31, 2000, an increase of $2.2 million or 65%. This increase is largely attributable to significantly higher spending related to the pre-approval market activities related to Xyrem and on-going marketing activities for Busulfex. The Company expects sales and marketing expenses to increase further in 2001 because of the anticipated commercialization of Xyrem in 2001 and additional support for the currently approved products.

General and administrative expense increased from $2.8 million for the twelve months ended December 31, 1999 to $4.1 million for the twelve months ended December 31, 2000, an increase of $1.3 million or 46%. This increase related to building infrastructure, including the addition of staff to prepare for the anticipated launch of Xyrem. General and administrative expenses are not expected to increase significantly above current levels in subsequent quarters.

Other income is interest income from investment activities. Other income increased from $0.3 million for the twelve months ended December 31, 1999 to $0.8 million for the twelve months ended December 31, 2000. As a result of higher levels of invested funds from the proceeds of the private placement in February 2000, interest income has increased during 2000. Other income is expected to decrease during 2001 as invested funds are used to fund operations during the year.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.9 million for the twelve months ended December 31, 2000 compared to $0.7 million for the twelve months ended December 31, 1999. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company previously satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. The Company intends to continue to satisfy its future dividend payment obligations by the issuance of unregistered common shares of stock for the Senior Convertible Preferred Stock and additional preferred stock for the Series B Convertible Preferred Stock, which will cause preferred stock dividends to increase in subsequent quarters.

Net loss applicable to common shareholders was $(7.0) million for the twelve months ended December 31, 2000 compared to a net loss of $(5.9) million for the twelve months ended December 31, 1999. Basic and diluted loss per common share for these respective periods were $(0.86) and $(0.90), based on weighted average number of common shares outstanding of 8,135,224 and 6,587,790, respectively.

TWELVE MONTHS ENDED DECEMBER 31, 1999 VS. TWELVE MONTHS ENDED DECEMBER 31, 1998

Revenues increased from $5.0 for the twelve months ended December 31, 1998 to $6.5 million for the twelve months ended December 31, 1999, an increase of $1.5 million or 28%. The Company received approval for Busulfex in February 1999 and began shipping product within two weeks. Antizol revenue in 1999 declined compared to 1998 reflecting the initial stocking of this product by hospitals during 1998. The sales of Cystadane, Sucraid, Antizol-Vet and Elliotts B met the Company's expectations in 1999.

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

Net loss applicable to common shareholders was $(5.9) million for the twelve months ended December 31, 1999 compared to a net loss of $(8.5) million for the twelve months ended December 31, 1998. Basic and diluted loss per common share for these respective periods were $(0.90) and $(1.36), based on weighted average number of common shares outstanding of 6,587,790 and 6,236,897, respectively.

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

Net working capital (current assets less current liabilities) increased from $3.2 million at December 31, 1999 to $10.3 million at December 31, 2000. Cash, cash equivalents, and available-for-sale securities increased from $4.0 million at December 31, 1999 to $11.4 million at December 31, 2000. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

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

The Company's commitments for outside development spending increased from $1.6 million at December 31, 1999 to $3.9 million at December 31, 2000. The increase is principally attributable to the timing of the initiation of clinical trials for Xyrem development activities. The Company expects development spending to not increase significantly over current levels unless additional products are licensed for development.

The Company expects spending during 2001 for research and development, and sales and marketing to increase significantly over 2000 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through December 31, 2001.

For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at December 31, 2000. The Company's net tangible assets at December 31, 2000 equaled approximately $10.7 million and the Company's market capitalization was approximately $119.3 million (based on the last sale price of $14.125 and 8,442,759 shares outstanding as of December 31, 2000). Although the Company does not expect to be profitable in fiscal 2001, the Company nevertheless expects to meet the net tangible asset requirement for listing on the Nasdaq National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2001 and thereafter.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements of the Company as of and for the year ended December 31, 2000 begin on page F-1 of this Annual Report.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant.

The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on May 24, 2001 (the "Proxy Statement").

(b) Executive Officers of the Registrant.

The executive officers of the Company and their ages as of March 1, 2001.

            Name                               Age                     Title
            ----                               ---                     -----
John Howell Bullion                             49     Chief Executive Officer and Chairman of the Board
William Houghton, M.D.                          58     Chief Operating Officer
Dayton T. Reardan, Ph.D.                        45     Vice President of Regulatory Affairs
Patti A. Engel                                  40     Vice President of Marketing & Sales
Timothy G. McGrath                              36     Vice President and Chief Financial Officer

Executive officers of the Company serve at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Bullion has been Chief Executive Officer of the Company since June 24, 1994 and Chairman of the Board of Directors since December 30, 1998. Mr. Bullion is a co-founder of Chronimed Inc., the company from which Orphan Medical, Inc. was spun-off in 1994. He has been a director of Chronimed since 1985. Prior to joining Orphan Medical, Mr. Bullion served as President of Bluestem Partners, an investment and consulting company; Dahl & Associates, a soil and ground water remediation company; and Concurrent Knowledge Systems, Inc., a software development company. Mr. Bullion also served as partner and Vice President with First Bank System Venture Capital Company for seven years.

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

(c) Compliance with 16(a) of the Securities Exchange Act of 1934.

The information required by this item is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management " contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  Financial Statements

                                                                                                      PAGE NUMBER
                                                                                                        IN THIS
                                      DESCRIPTION                                                    ANNUAL REPORT
                                      -----------                                                    -------------
Audited Financial Statements:
  Report of Independent Auditors                                                                          F-1
  Balance Sheets                                                                                          F-2
  Statements of Operations                                                                                F-3
  Statements of Cash Flows                                                                                F-4
  Statement of Changes in Shareholders' Equity                                                            F-5
  Notes to Financial Statements                                                                       F-6 to F-14

(a)(2).  Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 14(a)(1) above. Financial statement schedules other than those provided have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

                                                                                                      PAGE NUMBER
                                                                                                        IN THIS
                                      DESCRIPTION                                                       REPORT
                                      -----------                                                     -----------
Schedule II -- Valuation and Qualifying Accounts                                                         F-15


The Financial Statement Schedule, Schedule II - Valuation and Qualifying Accounts, to this Annual Report has been omitted.

(a)(3).  Listing of Exhibits

  EXHIBIT                                                                                               METHOD OF
  NUMBER                              DESCRIPTION                                                         FILING
  -------                             -----------                                                       ---------
    3.1     Articles of Incorporation of Orphan Medical, Inc. ("OMI")                                      (1)
    3.1.1   Certificate of Designation for Senior Convertible Preferred Stock                              (11)
    3.1.2   Certificate of Designation for Series B, C and D Preferred Stock                               (15)
    3.2     Bylaws of OMI, as amended                                                                      (1)
    4.1     OMI 1994 Stock Option Plan                                                                     (1)
    4.2     OMI Employee Incentive Stock Option Agreement                                                  (1)
    4.3     OMI Non-Incentive Stock Option Agreement                                                       (1)
    4.4     OMI Non-Incentive Stock Option Agreement for Non-Employee Directors                            (1)
   10.1     Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994          (1)
   10.2     Transfer Agreement between OMI and Chronimed effective July 1, 1994                            (1)
   10.3     Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994           (1)
   10.4     Administrative Services Agreement between OMI and Chronimed effective July 2, 1994             (1)
   10.5     Security Agreement between OMI and Chronimed effective July 2, 1994                            (1)
   10.6     Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for
            Innovative Technology dated September 17, 1993                                                 (1)
   10.7     Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas
            System and the University of Houston effective February 14, 1994                               (1)
   10.8     Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated
            December 29, 1993                                                                              (1)
   10.9     Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment
            Group, Inc. dated December 17, 1993                                                            (1)
   10.10    License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer
            dated March 2, 1994                                                                            (1)
   10.11.1  Employment Agreement between OMI and John Howell Bullion dated October 29, 1999                (16)

  Exhibit                                                                                               Method of
  Number                              Description                                                         Filing
  -------                             -----------                                                       ---------
   10.12    Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994     (1)
   10.13    Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between
            OMI and Richard Breuer dated September 30, 1994                                                (2)
   10.14    Assumption Agreement and Consent to Assignment regarding Aminocaproic Acid between OMI
            and Virginia's Center for Innovative Technology dated September 30, 1994                       (2)
   10.15    Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and
            Mericon Investment Group, Inc. dated October 5, 1994                                           (2)
   10.16    License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon
            Investment Group, Inc. dated July 6, 1993                                                      (2)
   10.17    License Agreement regarding Glucaric Acid between OMI and Ohio State University Research
            Foundation dated December 28, 1994                                                             (2)
   10.18    Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI
            and Lifecore Biomedical, Inc. dated December 21, 1994                                          (2)
   10.19    Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994        (2)
   10.20    Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the
            University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University
            of Texas System and the University of Houston dated October 18, 1994                           (2)
   10.21    License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994      (2)
   10.22    License Agreement regarding Sucrase between OMI and Hartford Hospital dated December 30,
            1994                                                                                           (2)
   10.23    Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February
            6, 1995                                                                                        (2)
   10.24    Consulting Agreement between OMI and William B. Adams dated November 15, 1994                  (3)
   10.27    Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated October 17,
            1994                                                                                           (2)
   10.29    Agreement between OMI and David A. Feste effective July 1, 1995                                (4)
   10.30    Development and License Agreement regarding Choline Chloride between OMI and Alan
            Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995                (4)
   10.31    Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard
            Breuer dated May 12, 1995                                                                      (4)
   10.32    Addendum to Administrative Services Agreement between OMI and Chronimed dated August 2,
            1995                                                                                           (4)
   10.33    Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for
            Innovative Technology dated September 17, 1993                                                 (5)
   10.34    Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated
            July 2, 1994                                                                                   (5)
   10.35    Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated
            October 19, 1994                                                                               (5)
   10.36    IRS tax qualification letter dated January 10, 1996 regarding the favorable determination
            of the tax status of the OMI 401(k) Savings Plan                                               (5)
   10.38    Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman
            Laboratories, Inc. dated March 4, 1996                                                         (5)
   10.39    Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and
            Distribution Agreement dated July 2, 1996                                                      (6)
   10.40    Cystadane Agreement between the OMI and Chronimed dated October 11, 1996                       (7)
   10.41    License Agreement regarding alpha galactosidase A between OMI and Research Corporation
            Technologies, Inc. Dated March 15, 1996                                                        (8)
   10.42    License Agreement regarding 5-fluorouracil between OMI and the University of Miami and
            its Department of Opthalmology dated December 6, 1996                                          (8)
   10.43    Collaborative Development Agreement regarding Clonidine between OMI and Medtronic, Inc.
            dated November 27, 1996                                                                        (8)
   10.44    Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996            (8)

  Exhibit                                                                                               Method of
  Number                              Description                                                         Filing
  -------                             -----------                                                       ---------
   10.45    Distribution Services Agreement between OMI and Cardinal Health dated June 1, 1997             (9)
   10.46    Termination Agreement between OMI and Chronimed dated as of June 27, 1997.                     (10)
   10.47    Loan Agreement and Security Agreement between OMI and Riverside Bank dated May 15, 1998.       (11)
   10.48    Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.               (11)
   10.49    Supplement to Termination Agreement between OMI and Chronimed dated December 7, 1998.          (12)
   10.50    Supplement II to Termination Agreement between OMI and Chronimed dated February 9, 1999.       (13)
   10.51    Purchase Agreement between OMI and UTECH, LLC dated December 30, 1998 regarding the sale       (14)
            and assignment to UTECH LLC of license rights to Colloidal Bismuth Subcitrate.
   10.52    Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.             (14)
   10.53    Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust , Caduceus      (16)
            Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.
   10.54    Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND                 (16)
   10.55    Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999               (15)
   10.56    Promissory Note between OMI and UBS Capital II LLC dated August 2, 1999                        (15)
   10.57    Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting      (15)
            Preferred Stock
   10.58    Warrant to purchase shares Series D Non-Voting Preferred Stock                                 (15)
   10.59    Form of Change in Control Agreement to be entered into between the OMI and Certain             (16)
            Executives
   23.1     Consent of Ernst & Young LLP                                                                  Filed
                                                                                                         herewith
    24      Power of Attorney                                                                             Filed
                                                                                                         herewith


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

(16) Incorporated by reference to the similarly described exhibit included with OMI's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.

(b).  Reports on Form 8-K

None.

(c).  Exhibits

See Item 14(a)(3) above.

(d).  Financial Statement Schedules

See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 30th day of March, 2001.


                                       ORPHAN MEDICAL, INC.

                                       By: /s/ John Howell Bullion
                                          --------------------------------------
                                           John Howell Bullion
                                           Chief Executive Officer

                                           /s/ Timothy G. McGrath
                                          --------------------------------------
                                           Timothy G. McGrath
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 2001.

                            SIGNATURE                                                  TITLE
                            ---------                                                  -----
                     /s/ John Howell Bullion                       Chief Executive Officer (Principal Executive
             ---------------------------------------               Officer) and a Director
                       John Howell Bullion

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

                                *                                  Director
             ---------------------------------------
                         Julius A. Vida

                                *                                  Director
             ---------------------------------------
                 W. Leigh Thompson, Ph.D., M.D.

                                *                                  Director
             ---------------------------------------
                 William M. Wardell, Ph.D., M.D.

                                *                                  Director
             ---------------------------------------
             Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)

By: /s/ John Howell Bullion
   -----------------------------------
    John Howell Bullion, Attorney-In-Fact


* John Howell Bullion, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a "*", by signing his name hereto, does hereby sign and execute this Annual Report on behalf of each of the officers and directors in the capacities in which the name of each appears above.

                         REPORT OF INDEPENDENT AUDITORS






Board of Directors
Orphan Medical, Inc.


We have audited the accompanying balance sheets of Orphan Medical, Inc. as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young LLP



Minneapolis, Minnesota
February 23, 2001

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS


                                                                        DECEMBER 31,
                                                                 ------------------------
                                                                 2000                1999
                                                                 ----                ----
Assets
Current assets:
   Cash and cash equivalents                                  $  1,115,319       $    205,678
   Available-for-sale securities                                10,301,935          3,827,236
   Accounts receivable, less allowance for doubtful
     accounts of $116,200 and $113,000 for 2000 and 1999,
     respectively                                                1,578,544          1,089,712
   Inventories                                                   1,602,949            545,543
   Prepaid expenses and other                                      221,240            173,125
                                                              ------------       ------------
Total current assets                                            14,819,987          5,841,294

Property and equipment:
   Property and equipment                                          968,118            715,337
   Accumulated depreciation                                       (504,187)          (362,404)
                                                              ------------       ------------
                                                                   463,931            352,933

Other assets                                                        12,967             46,951
                                                              ------------       ------------
Total assets                                                  $ 15,296,885        $ 6,241,178
                                                              ============       ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                           $  1,298,047       $    564,102
   Accrued outdated product return allowance                       181,483            281,750
   Accrued compensation                                            806,839            299,121
   Deferred revenues                                               500,850            249,200
   Accrued expenses                                              1,766,739          1,285,797
                                                              ------------       ------------
Total current liabilities                                        4,553,958          2,679,970

Commitments

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value;
     14,400 shares authorized; 8,706 and 8,088 shares
     issued and outstanding                                             87                 81
   Series B Convertible Preferred Stock, $.01 par value;
     5,000 shares authorized; 3,174 and 2,950 shares
     issued and outstanding                                             32                 30
   Series C Convertible Preferred Stock, $.01 par value;
     4,000 shares authorized; 0 shares issued and
     outstanding                                                        --                 --
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and
     outstanding                                                        --                 --
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 8,442,759 and 6,606,207 issued and
     outstanding                                                    84,427             66,062
   Additional paid-in capital                                   57,849,390         43,743,664
   Accumulated deficit                                         (47,178,667)       (40,243,874)
   Unrealized gain (loss) on available-for-sale securities         (12,342)            (4,755)
                                                              ------------       ------------
Total shareholders' equity                                      10,742,927          3,561,208
                                                              ------------       ------------
Total liabilities and shareholders' equity                    $ 15,296,885       $  6,241,178
                                                              ============       ============


See accompanying notes.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF OPERATIONS


                                                FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                   ENDED               ENDED              ENDED
                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                    2000               1999               1998
                                                ------------       ------------       ------------
Revenues                                        $11,185,634         $ 6,457,406        $ 5,048,308
Cost of sales                                     1,532,446             803,562          1,118,644
                                                -----------         -----------        -----------
Gross profit                                      9,653,188           5,653,844          3,929,664

Operating expenses:
   Research and development                       6,832,130           4,975,706          6,611,011
   Sales and marketing                            5,606,506           3,430,539          2,739,299
   General and administrative                     4,094,905           2,756,827          2,994,342
                                                -----------         -----------        -----------
Loss from operations                             (6,880,353)         (5,509,228)        (8,414,987)

Other income:
   Interest, net                                    793,238             287,989            177,885
                                                -----------         -----------        -----------

Net loss                                         (6,087,115)         (5,221,239)        (8,237,102)

Less:  Preferred stock dividends                    872,024             682,872            249,658
                                                -----------         -----------        -----------

Net loss applicable to common shareholders      $(6,959,139)        $(5,904,111)       $(8,486,760)
                                                ===========         ===========        ===========
Basic and diluted loss per common share
  applicable to common shareholders             $     (0.86)        $     (0.90)       $     (1.36)
                                                ===========         ===========        ===========

Weighted average number of
    shares outstanding                            8,135,224           6,587,790          6,236,897
                                                ===========         ===========        ===========


See accompanying notes.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                   ENDED               ENDED              ENDED
                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                    2000               1999               1998
                                                ------------       ------------       ------------
OPERATING ACTIVITIES
Net loss                                       $ (6,087,115)        $(5,221,239)      $ (8,237,102)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                  141,783             115,777             98,287
     Compensatory options                           196,390              51,196            323,608
     Changes in operating assets and
       liabilities:
         Accounts payable                           733,945             (22,714)           227,971
         Accrued expenses and deferred
           revenue                                1,140,043            (768,469)           758,312
         Inventories                             (1,057,406)           (432,818)           195,823
         Accounts receivable and other             (502,963)           (124,996)          (687,959)
                                               ------------         -----------       ------------
Net cash used in operating activities            (5,435,323)         (6,403,263)        (7,321,060)

INVESTING ACTIVITIES
 Purchase of property and equipment                (252,781)           (158,980)           (61,678)
 Purchase of short-term investments             (27,778,944)         (8,735,566)       (12,749,402)
 Maturities of short term investments            21,296,658           9,447,288         13,226,002
                                               ------------         -----------       ------------
Net cash (used in) provided by investing
   activities                                    (6,735,067)            552,742            414,922

FINANCING ACTIVITIES
 Proceeds from common stock offering             10,692,154                  --                 --
 Proceeds from the issuance of shares
   under the Employee Stock Purchase Plan           398,596                  --                 --
 Proceeds from stock option and warrants          1,992,313             876,546            660,595
 Net proceeds from Preferred Stock offerings             --           2,876,869          7,075,008
 Preferred stock dividend                            (3,032)               (995)                --
 Common stock redemption                                 --            (676,563)                --
                                               ------------         -----------       ------------
Net cash provided by financing activities        13,080,031           3,075,857          7,735,603
                                               ------------         -----------       ------------

Increase(decrease)  in cash and cash
   equivalents                                      909,641          (2,774,664)           829,465
Cash and cash equivalents at the beginning
   of year                                          205,678           2,980,342          2,150,877
                                               ------------         -----------       ------------
Cash and cash equivalents at the
    end of year                                $  1,115,319         $   205,678       $  2,980,342
                                               ============         ===========       ============

SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
Warrants issued for line of credit             $         --         $    82,000       $         --
Issuance of preferred stock dividends               841,999             588,000


See accompanying notes.

                              ORPHAN MEDICAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                            ACCUMULATED
                                    PREFERRED STOCK         COMMON STOCK      ADDITIONAL                      OTHER
                                    ----------------     -------------------    PAID-IN      ACCUMULATED   COMPREHENSIVE
                                    SHARES    AMOUNT     SHARES       AMOUNT    CAPITAL        DEFICIT         LOSS          TOTAL
                                    ------    ------     ------       ------   ----------    -----------   -------------     -----
Balance at December 31, 1997            --      --     6,099,562      60,996   29,783,404   (26,196,538)     (1,960)      3,645,902

  Net proceeds from private
    offering of 7,500 shares
    of Senior Convertible
    Preferred Stock                  7,500      75            --          --    7,074,933            --          --       7,075,008
  Stock issued to Chronimed
    for contract termination fee        --      --       313,694       3,137    2,105,041            --          --       2,108,178
  Options and warrants exercised        --      --       163,391       1,634      808,961            --          --         810,595
  Shares tendered in
    connection with stock
    option exercises                    --      --       (16,551)       (166)    (149,834)           --          --        (150,000)
  Compensatory options                  --      --            --          --      323,608            --          --         323,608
  Comprehensive loss:
  Net loss                              --      --            --          --           --    (8,237,102)         --      (8,237,102)
  Unrealized loss on
    available-for-sale securities       --      --            --          --           --            --        (612)           (612)
                                                                                                                        ------------
    Subtotal - comprehensive loss                                                                                        (8,237,714)
                                    ------    ----     ---------     -------  -----------  ------------    --------     -----------
Balance at December 31, 1998         7,500    $ 75     6,560,096     $65,601  $39,946,113   (34,433,640)     (2,572)    $ 5,575,577

  Net proceeds from private
    offering of 2,950 shares
    of Series B Convertible
    Preferred Stock                  2,950      30            --          --    2,876,838            --          --       2,876,868
  Options and warrants exercised        --      --       173,834       1,738      874,809            --          --         876,547
  Repurchase of Chronimed stock         --      --      (127,723)     (1,277)    (675,286)           --          --        (676,563)
  Compensatory options                  --      --            --          --       51,196            --          --          51,196
  Warrants issued for line of
    credit                              --      --            --          --       82,000            --          --          82,000
  Preferred stock dividends            588       6            --          --      587,994      (588,995)                       (995)
  Comprehensive loss:
  Net loss                              --      --            --          --           --    (5,221,239)         --      (5,221,239)
  Unrealized loss on
    available-for-sale securities       --      --            --          --           --            --      (2,183)         (2,183)
                                                                                                                        ------------
    Subtotal - comprehensive loss                                                                                        (5,223,422)
                                    ------    ----     ---------     -------  -----------  ------------    --------     -----------
Balance at December 31, 1999        11,038    $111     6,606,207     $66,062  $43,743,664  $(40,243,874)   $ (4,755)    $ 3,561,208

  Net proceeds from private
    offering of 1,365,000
    shares of Common Stock              --      --     1,365,000      13,650   10,678,504            --          --      10,692,154
  Options and warrants exercised        --      --       384,746       3,847    1,991,113        (2,647)         --       1,992,313
  Proceeds from Employee Stock
    Purchase Plan                       --      --        86,806         868      397,728            --          --         398,596
  Options issued for services           --      --            --          --      196,390            --          --         196,390
  Preferred stock dividends            842       8            --          --      841,991      (845,031)         --          (3,032)
  Comprehensive loss:
  Net loss                              --      --            --          --           --    (6,087,115)         --      (6,087,115)
  Unrealized loss on
    available-for-sale securities       --      --            --          --           --            --      (7,587)         (7,587)
                                                                                                                        ------------
    Subtotal - comprehensive loss                                                                                        (6,094,702)
                                    ------    ----     ---------     -------  -----------  ------------    --------     -----------
Balance at December 31, 2000        11,880    $119     8,442,759     $84,427  $57,849,390  $(47,178,667)   $(12,342)    $10,742,927
                                    ======    ====     =========     =======  ===========  ============    ========     ===========


See accompanying notes.

                              ORPHAN MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

As of December 31, 2000, the Company had not completed product development, obtained required regulatory approvals or verified the market acceptance and demand for Xyrem(R) (sodium oxybate) oral solution, one of its three principal products. Antizol(R) (fomepizole) Injection, Busulfex(R) (busulfan) Injection and Xyrem are the Company's principal products. In February 1999, the U.S. Food and Drug Administration (the "FDA") approved the Company's New Drug Application ("NDA") for Busulfex and the Company began commercial shipments of Busulfex to distributors and wholesalers during the same month. In addition, a Treatment Investigational New Drug ("IND") application for Xyrem was approved by the FDA in December 1998 and the Company began shipping Xyrem in February 1999, for use in its Treatment IND clinical trials which continue at December 31, 2000. The Treatment IND allows the Company to seek payments for Xyrem used by patients enrolled in the Treatment IND clinical trials, as well as gain additional clinical safety data that are expected to support the Company's NDA filing for Xyrem. The Company submitted its NDA for Xyrem on October 2, 2000. The FDA granted the application priority review status giving the FDA a goal of completing its review within 180 days.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Sales are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns of outdated product and for discounts for prompt payment. The Company is obligated to accept from all domestic customers the return of products that have reached their expiration date. The Company monitors the return of product and modifies its accrual for outdated product returns as necessary. Management bases the reserve on historical experience and these estimates are subject to change.

Deferred revenue represents prepayment from customers for products not yet shipped.

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

INVENTORIES

Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

                                               DECEMBER 31,
                                          ----------------------
                                          2000              1999
                                          ----              ----
Raw materials and packaging            $1,213,464         $148,129
Finished goods                            389,485          397,414
                                       ----------         --------
                                       $1,602,949         $545,543
                                       ==========         ========

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

GRANT AWARDS

The FDA Office of Orphan Drug Products and the Small Business Administration provide, upon application and approval, non-refundable grant awards in support of certain research and development activities. Cash proceeds collected pursuant to the terms of such grant awards are accounted for on a reimbursement basis. The Company has no such grants as of December 31, 2000.

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

LOSS PER SHARE

Basic and diluted loss per common share applicable to common shareholders are based upon the weighted average number of Common Stock shares outstanding during the respective period. Basic loss per share excludes any dilutive effects of options, convertible senior preferred stock and warrants. Basic and diluted loss per share are the same for the reported periods because the effect of stock options, warrants, and convertible securities is anti-dilutive.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

3. AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of one year or less, are as follows:

                                                                GROSS              GROSS         ESTIMATED
                                              AMORTIZED       UNREALIZED         UNREALIZED       MARKET
                                                 COST            GAINS             LOSSES          VALUE
                                              ---------       ----------         ----------      ---------
As of December 31, 2000
     Commercial paper                         $ 4,362,738        $ --              $ 5,140      $ 4,357,598
     U.S. Government securities                 5,951,539          --                7,202        5,944,337
                                              -----------        ----              -------      -----------
                                              $10,314,277        $ --              $12,342      $10,301,935
                                              ===========        ====              =======      ===========

As of December 31, 1999
     Commercial paper                         $ 3,831,991        $ --              $ 4,755      $ 3,827,236
                                              -----------        ----              -------      -----------
     U.S. Government securities               $ 3,831,991        $ --              $ 4,755      $ 3,827,236
                                              ===========        ====              =======      ===========

4. OPERATING LEASES

The Company has a non-cancelable operating lease for office space that expires on October 31, 2003. The Company also has an operating lease for certain office equipment expiring April 2003. Future minimum lease payments, including current real estate taxes and operating expenses under the facility lease and the equipment lease are $297,000, $299,000, and $245,000 for the years ended December 31, 2001, 2002, and 2003 respectively. Total rent expense was approximately $239,100, $142,600, and $125,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5. BORROWINGS

The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2001. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through December 31, 2000, the Company has not borrowed under this arrangement. The Company has an additional line of credit discussed further in Note 9.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. INCOME TAXES

As of December 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $37,460,000, credit for increasing research activities (the "R&D credit") carryforwards of approximately $359,000 and orphan drug credit carryforwards of approximately $8,046,000, available to reduce its future tax liabilities. These carryforwards will begin expiring after 2010. For the years ended December 31, 2000 and 1999, a valuation allowance of $21,418,000 and $17,611,000, respectively, has been recognized to offset the deferred tax assets related to these carryforwards.

No current income taxes have been provided for the years ended December 31, 2000, 1999 and 1998 as the Company had a loss for both financial reporting and tax purposes.

Significant components of the Company's net deferred tax assets are as follows:

                                                                     DECEMBER 31,         DECEMBER 31,
                                                                         2000                  1999
                                                                    -------------         ------------
   Deferred tax assets:
     Net operating loss carryforwards                                 $ 12,737,000        $ 10,969,000
     R&D and orphan drug credit carryforwards                            8,405,000           6,241,000
     Inventory reserves                                                    114,000             128,000
     All other reserves                                                    163,000             305,000
   Deferred tax liabilities:
     Depreciation                                                           (1,000)            (32,000)
   Valuation allowance for deferred tax assets                         (21,418,000)        (17,611,000)
                                                                      ------------        ------------
   Net deferred tax assets                                            $         --        $         --
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

7. EMPLOYEE BENEFIT PLANS

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

On January 4, 2000, shareholders approved the Orphan Medical, Inc. Employee Stock Purchase Plan to be funded by employee contributions, generally through payroll deductions. All employees are eligible subject to certain requirements. The purchase price is 85% of the lower of the average of the high and the low trade on the first and last trading day of each purchase period, defined as each calendar quarter. The Company reserved 200,000 shares of its common stock for future issuance at the Plan's inception. In 2000, there were 86,806 shares issued under this plan.

8. STOCK OPTIONS

The Company has one stock option plan for employees and non-employees, the 1994 Stock Option Plan (the "Plan"). The Plan provides the Company may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Options are exercisable as prescribed by the Plan and expire up to fifteen years from the grant date for non-qualified stock options and up to ten years from the grant date for employee incentive stock options. At December 31, 2000, the Plan has 1,925,000 shares of Common Stock reserved for issuance.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. STOCK OPTIONS (CONTINUED)

Options outstanding were granted as follows:

                                                                  PLAN
                                                               -----------            WEIGHTED
                                                                 OPTIONS               AVERAGE
                                                               OUTSTANDING          EXERCISE PRICE
                                                               -----------          --------------
   Balance at December 31, 1997                                 1,396,147                 $ 5.32
     Options granted                                              199,500                   7.77
     Options canceled                                              (6,900)                 10.13
     Options exercised                                           (160,100)                  5.06
                                                                ---------
   Balance at December 31, 1998                                 1,428,647                   5.66
     Options granted                                              234,305                   6.39
     Options canceled                                             (22,500)                  5.51
     Options exercised                                           (168,834)                  5.04
                                                                ---------
   Balance at December 31, 1999                                 1,471,618                   5.85
     Options granted                                               40,750                  11.08
     Options canceled                                             (15,300)                 10.85
     Options exercised                                           (179,010)                  5.10
                                                                ---------
   Balance at December 31, 2000                                 1,318,058                $  6.05
                                                                =========

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       ----------------------------------------------------      ---------------------------------
                                        WEIGHTED AVERAGE
RANGE OF EXERCISE        NUMBER            REMAINING       WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
     PRICES            OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
- -----------------      -----------      ----------------   ----------------      -----------      ----------------
  $4.19 - $5.00           552,313          3.69 years            $4.99             552,313              $4.99
  $5.38 - $6.75           410,995          4.86 years             5.95             318,395               5.90
  $6.83 - $16.63          354,750          8.02 years             7.83             227,550               7.87
                          -------                                                  -------
  $4.19 - $16.63        1,318,058                                $6.05           1,098,258              $5.85
                        =========                                                =========

Fully vested and exercisable options were 1,098,258, 1,107,518, and 1,101,960 as of December 31, 2000, 1999, and 1998, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 2000, 1999, and 1998 were $5.85, $5.57, and $5.31 respectively.

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

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. STOCK OPTIONS (CONTINUED)

PRO FORMA INFORMATION:

Pro forma net loss and loss per share information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 2000, 1999, and 1998, respectively

                                             2000              1999             1998
                                             ----              ----             ----
     Expected dividend yield               0.00%             0.00%            0.00%
     Expected stock price volatility       72%               57%              61%
     Risk-free interest rate               6%                5.88%            5.5%
     Expected life of options              10 years          10 years         10 years

The weighted average fair value of the options granted in 2000, 1999, and 1998 was $9.13, $3.55, and $4.79, respectively, as computed as described above.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over a four year average vesting period. The Company's pro forma net loss for 2000, 1999 and 1998 was $(7,687,948), $(6,014,176), and
$(9,015,936), and pro forma net loss per share was $(0.95), $(0.91), and $(1.45), respectively.

The Company granted 15,000 options to purchase unregistered common stock to a consultant in December 2000. These options were granted at $13.6875, the closing price of the Company's common stock on the date of grant. The options vest under certain conditions. The fair value of these options is being charged to expense over the vesting period of the options.

9. SHAREHOLDERS' EQUITY

On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares were initially convertible, at the option of the holders, into shares of the Company's Common Stock at a price equal to $8.50 per share. The August 1999 financing, as discussed in the following paragraph, triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held as of August 1 (after giving effect to the semi-annual in-kind dividend distributions), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share. The Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company's Board of Directors.

On August 2, 1999, the Company completed a $5.0 million financing transaction in a private placement. The funding consisted of a purchase of 2,950 shares of the Company's Series B Convertible Preferred Stock for an aggregate purchase price of $2.95 million and a commitment of $2.05 million of debt in the form of a line of credit. The Series B Convertible Preferred Stock ("Series B Preferred Shares") may be converted prior to August 2, 2009 into shares of the Company's Common Stock at a price of $6.50 per share. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. The Company has not borrowed under this arrangement as of December 31, 2000. The Series B Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Series B Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in August 2009, the Series B Preferred Shares must be (a) converted into Common Stock, subject to a $1.2 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


On February 23, 2000, the Company completed the sale of 1,265,000 shares of its Common Stock at a price of $8.00 per share. The Company received net proceeds of $9.7 million from the transaction and registered the shares under the Securities Act of 1933, as amended.

On February 25, 2000, the Company completed the sale of 100,000 shares of its Common Stock at a price of $10.00 per share. The Company received proceeds of $1.0 million from the transaction and registered the shares under the Securities Act of 1933, as amended.

10. STOCK WARRANTS

The Company issued warrants to the underwriter related to the Company's 1995 public stock offering to purchase 222,500 shares of Common Stock at a price of $5.20 per share. These warrants were exercised in 2000. In 1999, the Company issued warrants to the underwriter related to the Company's 1995 public offering to purchase 10,000 shares of Common Stock at $8.50 per share. At December 31, 2000, the Company had warrants outstanding to purchase 5,000 shares of Common Stock, all of which are currently exercisable.

In connection with the August 1999 financing, the Company issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either 2,050 shares of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible to shares of the Company's Series D Non-Voting Preferred Stock at a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The second warrant, issued in relation to the line of credit, entitled the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The Company can require the exercise of the warrants under certain conditions. The value of the warrants was $82,000 and is amortized over the term of the line of credit to interest expense. All of these warrants are outstanding at December 31, 2000. These warrants are not exercisable until July 23, 2002.

11. RESEARCH AND DEVELOPMENT COMMITMENTS

The Company has various commitments under agreements with outside consultants, contract drug developers and manufacturers, technical service companies, and drug distributors. In addition, the Company has commitments under license and research agreements. The Company does not have any joint venture agreements nor does it have any arrangements to perform research and development for other parties. The Company recognizes the costs associated with these commitments as incurred based on the accrual method of accounting. Expenditures associated with these commitments totaled approximately $4,900,000, $3,600,000, and $5,200,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's commitment to incur additional expenditures in subsequent periods for development activities totaled approximately $3,907,000 $1,602,000, and $3,350,000 at December 31, 2000, 1999, and 1998, respectively. Commitments for research and development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of new product development, if any, and clinical trial activity.

The Company collected cash proceeds of approximately $511,000 for the year ended December 31, 1998 relating to certain research and development expenditures that qualified for reimbursement under the terms of several grant awards provided by the FDA Office of Orphan Drug Products.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12. CONTRACT TERMINATION FEE

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

On February 9, 1999, the Company completed the acquisition from Chronimed of the remaining 127,723 unregistered shares of the Company's Common Stock. The Company paid Chronimed $338,281 on February 9, 1999 and $338,282 on March 31, 1999 to satisfy all of its obligations under the June 1997 Termination Agreement.

13. GEOGRAPHIC INFORMATION

The Company operates in two geographic regions, domestic and international. The Company's international sales are primarily in Europe and Canada. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the years ended December 31, 2000, 1999 and 1998, respectively.

                                              2000               1999             1998
                                              ----               ----             ----
Domestic                                   $ 9,226,618        $5,790,118       $4,810,003
International                                1,959,016           667,288          238,305
                                           -----------        ----------       ----------
Total                                      $11,185,634        $6,457,406       $5,048,308
                                           ===========        ==========       ==========

14. QUARTERLY FINANCIAL INFORMATION

The following are unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                   Quarter ended
                                        ------------------------------------------------------------------
                                        March 31,         June 30,        September 30,       December 31,
                                          2000              2000              2000                2000
                                        ---------         --------        -------------       ------------
Revenues                               $ 2,742,456      $ 3,025,127       $ 2,610,662        $ 2,807,389
Gross profit                             2,283,103        2,591,435         2,169,975          2,608,675
Net loss                                  (897,845)      (1,006,516)       (1,724,650)        (2,458,104)
Less: Preferred stock
  dividends                                211,426          214,156           221,861            224,581
Net loss attributable to common
  shareholders                          (1,109,271)      (1,220,672)       (1,946,511)        (2,682,685)
Basic and diluted loss per
  common share                               (0.15)           (0.15)           (0.23)              (0.32)


                                                                   Quarter ended
                                        ------------------------------------------------------------------
                                        March 31,         June 30,        September 30,       December 31,
                                          1999              1999             1999                1999
                                        ---------         --------        -------------       ------------
Revenues                               $ 1,401,839      $ 1,524,458       $ 1,427,649        $ 2,103,460
Gross profit                             1,152,914        1,247,053         1,214,041          2,039,836
Net loss                                (1,520,939)      (1,503,634)       (1,229,214)          (967,452)
Less: Preferred stock
  dividends                                142,250          145,812           186,147            208,663
Net loss attributable to common
  shareholders                          (1,663,189)      (1,649,446)       (1,415,361)        (1,176,115)
Basic and diluted loss per
   common share                              (0.25)           (0.25)            (0.21)             (0.18)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              ORPHAN MEDICAL, INC.


                                                                        Additions
                                                          -------------------------------------
                                          Balance at                           Charged to Other
                                         Beginning of     Charged to Costs        Accounts -         Deductions -    Balance at End
             Description                    Period          and Expenses           Describe          Describe(1)       of Period
             -----------                 ------------     ----------------     ----------------      ------------    --------------
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful
      accounts                             $113,000           $  3,200                                 $     --           $116,200
    Allowance for excess
      inventory                             376,593                                                      41,991            334,602

YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful accounts
                                             48,620             64,380                 --                    --            113,000
    Allowance for excess
      inventory                             497,200                 --                 --               120,607            376,593

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful
      accounts                               22,617             26,003                 --                    --             48,620
    Allowance for excess
      inventory                             192,453            304,747                 --                    --            497,200


(1) Recovery of amounts previously reserved.