Form 10-Q
period 2001-03-31
ORPHAN MEDICAL INC
filed 2001-05-10
CIK 929548

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                           --------------

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

           Yes   [X]       No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


     Common Stock, $.01 par value                          8,482,943
     ----------------------------               -------------------------------
               (Class)                          (Outstanding at April 30, 2001)


================================================================================

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - March 31, 2001 and December 31, 2000.                            3

Statements of Operations - Three months ended March 31, 2001 and
March 31, 2000.                                                                   4

Statements of Cash Flows - Three months ended March 31, 2001 and
March 31, 2000.                                                                   5

Notes to Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks             12

PART II. OTHER INFORMATION

Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.  Other Information                                                       25

Item 6.  Exhibits and Reports on Form 8-K                                        25

         Signature                                                               26


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS


                                                         MARCH 31      DECEMBER 31,
                                                       -----------     -----------
                                                           2001            2000
                                                       -----------     -----------
                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                            $ 5,785,883     $ 1,115,319
  Available-for-sale securities                          3,026,401      10,301,935
  Accounts receivable, less allowance for doubtful
    accounts of $142,000 and $116,200 for 2001 and
    2000, respectively                                   1,088,090       1,578,544
  Inventories                                            1,605,329       1,602,949
  Prepaid expenses                                         459,031         221,240
                                                       -----------     -----------
  Total current assets                                  11,964,733      14,819,987

Property and equipment:
  Property and equipment                                 1,003,189         968,118
  Accumulated depreciation                                (546,338)       (504,187)
                                                       -----------     -----------
                                                           456,851         463,931

  Other assets                                               8,202          12,967
                                                       -----------     -----------
  Total assets                                         $12,429,787     $15,296,885
                                                       ===========     ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                         247,765       1,298,047
  Accrued outdated product return allowance                143,174         181,483
  Accrued compensation                                     540,199         806,839
  Deferred revenues                                        438,480         500,850
  Accrued expenses                                       1,592,865       1,766,739
                                                       -----------     -----------
  Total current liabilities                              2,962,483       4,553,958

  Commitments

Shareholders' equity:
  Senior Convertible Preferred Stock, $.01 par
    value; 14,400 shares authorized; 8,706 and 8,706
    shares issued and outstanding                               87              87
  Series B Convertible Preferred Stock, $.01 par
    value; 5,000 shares authorized; 3,294 and 3,174
    shares issued and outstanding                               33              32
  Series C Convertible Preferred Stock, $.01 par
    value; 4,000 shares authorized; 0 shares issued
    and outstanding                                             --              --
  Series D Convertible Preferred Stock, $.01 par
    value; 1,500,000 shares authorized; 0 shares
    issued and outstanding                                      --              --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 8,482,943 and 8,442,759 issued and
    outstanding                                             84,829          84,427
  Additional paid-in capital                            58,401,581      57,849,390
  Accumulated deficit                                  (49,015,680)    (47,178,667)
  Unrealized gain (loss) on available-for-sale
    securities                                              (3,546)        (12,342)
Total shareholders' equity                               9,467,304      10,742,927
                                                       -----------     -----------
Total liabilities and shareholders' equity              12,429,787     $15,296,885
                                                       ===========     ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                                   (Unaudited)


                                             For the Three Months Ended
                                             --------------------------
                                             March 31,        March 31,
                                               2001             2000
                                             ---------        ---------
Revenues                                   $ 2,341,510       $ 2,742,456

Cost of sales                                  289,666           459,353
                                           -----------       -----------

Gross Profit                                 2,051,844         2,283,103

Operating expenses:
  Research and development                     906,193         1,766,403
  Sales and marketing                        1,566,707           804,590
  General and administrative                 1,116,392           735,429
                                           -----------       -----------
Total operating expenses                     3,589,292         3,306,422
                                           -----------       -----------
Loss from operations                        (1,537,448)       (1,023,319)

Other income:
  Interest, net                                146,974           125,474
                                           -----------       -----------

Net loss                                    (1,390,474)         (897,845)

Less:  Preferred stock dividends               221,129           211,426
                                           -----------       -----------

Net loss attributable to common
  shareholders                              (1,611,603)      $(1,109,271)
                                           ===========       ===========

Basic and diluted loss per
  common share                             $     (0.19)      $     (0.15)
                                           ===========       ===========

Weighted average number of
  shares outstanding                         8,463,610         7,288,125
                                           ===========       ===========


See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.
                                   (Unaudited)


                                                For the Three Months Ended
                                                ---------------------------
                                                March 31,        March 31,
                                                  2001             2000
                                                ---------        ---------
OPERATING ACTIVITIES
Net loss                                       (1,390,474)    $   (897,845)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                  42,151           32,474
    Compensatory options                               --           16,991
    Changes in operating assets and
     liabilities:
      Accounts payable and accrued expenses    (1,603,557)          75,378
      Inventories                                  (2,380)          71,184
      Accounts receivable and current
        assets                                    257,426         (202,444)
                                              -----------     ------------
Net cash used in operating activities          (2,696,834)        (904,262)

INVESTING ACTIVITIES
  Purchase of office equipment                    (35,070)         (45,072)
  Purchases of short-term investments                  --      (12,639,256)
  Maturities of short-term investments          7,284,331        3,782,159
                                              -----------     ------------
Net cash provided by (used in) investing        7,249,261       (8,902,169)
  activities

FINANCING ACTIVITIES:
  Employee stock purchase plan                     33,033          366,756
  Stock option exercise proceeds                   85,113        1,506,348
  Private common stock placement                       --       10,719,963
  Cash dividends                                       (9)          (1,721)
                                              -----------     ------------
Net cash provided by financing activities         118,137       12,591,346)
                                              -----------     ------------

Increase (decrease) in cash and cash            4,670,564        2,784,915
  equivalents
Cash and cash equivalents at beginning of
  period                                        1,115,319          205,678
                                              -----------     ------------
Cash and cash equivalents at end of
  period                                        5,785,883     $  2,990,593
                                              ===========     ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash interest received                          228,728     $    138,427
                                              ===========     ============


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. REVENUE RECOGNITION

Sales are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns of outdated product and for discounts for prompt payment. The Company is obligated to accept from all domestic customers the return of products that have reached their expiration date. The Company is not obligated to accept returns of outdated product from its international distribution partners. The Company monitors the return of product and modifies its accrual for outdated product returns as necessary. Management bases the reserve on historical experience and these estimates are subject to change.

Deferred revenue represents prepayment from customers for products not yet shipped.

4. INVENTORIES

Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

                               MARCH 31,   DECEMBER 31,
                                 2001         2000
                             -----------   -----------
Raw materials and packaging  $ 1,129,519   $ 1,213,464
Finished goods                   475,810       389,485
                             -----------   -----------
                             $ 1,605,329   $ 1,602,949
                             ===========   ===========

5. COMPREHENSIVE INCOME

The following summarizes the comprehensive income for the periods ended:

                                     MARCH 31,
                           -----------------------------
                                2001            2000
                           ------------     ------------
Net Income                 $(1,390,474)     $(1,109,271)
Unrealized gain on
  securities                     8,796               --
                           -----------      -----------
Total net comprehensive
  income                   $(1,381,678)      (1,109,271)
                           ===========      ===========

6. COMMITMENTS

The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acqusition, manufacturing and marketing. At March 31, 2001, the Company estimates that it could incur approximately $3.9 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

7. BORROWINGS

The Company has a commercial revolving line of credit with a bank, which expires on May 15, 2001. The maximum amount available to the Company under this arrangement is $500,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $500,000. In addition, the Company must maintain a minimum balance of at least $250,000 in accounts which the bank controls. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through March 31, 2001, the Company has not borrowed under this arrangement. The Company expects to renew this line of credit under substantially the same terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2001 titled Risk Factors.

GENERAL

The Company incorporated in Minnesota in June 1994 to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. In September 2000, the Company reincorporated in Delaware. Since its inception in January 1993, the activities of the Orphan Medical Division and the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through March 31, 2001 of $49.0 million. In addition, the Company expects to incur additional losses from operations in 2001 and 2002.

Net loss applicable to common shareholders was $1.6 million for the three months ended March 31, 2001 compared to $1.1 million for the three months ended March 31, 2000. The increase in net loss can be attributed, in part, to a decrease in revenue for the quarter ended March 31, 2001 compared to the same period in the prior year. In addition, the Company had higher expenses for the three months ended March 31, 2001 in both sales and marketing and general and administrative compared to the same period in the prior year. These increases were offset by lower research and development expenses for the first three months of 2001 as compared to the same period in the prior year. The preferred stock dividend increased in the first quarter of 2001 over the first quarter of 2000 due to issuance of additional preferred shares in August 2000 to pay dividends on outstanding preferred stock. This preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales decreased 15% to $2.3 million for the three months ended March 31, 2001 compared to $2.7 million for the same period in the prior year. Sales of Antizol(R) (fomepizole) Injection were lower for the three months ended March 31, 2001 as compared to the same period in the prior year. During 2000 several pharmaceutical wholesale supply chain management customers started to stock Antizol in inventory in addition to shipping directly to end users. This stocking activity increased the sales during that time period. The Company believes that these pharmaceutical wholesale supply chain management customers are now fully stocked and that the sales predominantly reflect actual hospital purchasing in the current quarter. Domestic sales for Busulfex(R) (busulfan) Injection continue to grow. Busulfex is increasingly being considered for use in many bone marrow and stem cell transplant preparatory regimens. The Company has been successful in obtaining protocol status for Busulfex in a growing number of oncology protocols at leading bone marrow transplant centers. International sales for Busulfex for the three months ended March 31, 2001 were less than during the same period in the prior year. During the first quarter of 2000 one of our international distribution partners purchased an initial supply of Busulfex. While the distribution partner continues to purchase the product, the quantities are less than the initial stocking quantity.

Gross profit margins increased to 88% for the 2001 quarter compared to 83% for the 2000 quarter due to product mix. Cost of sales was $0.3 million for the three months ended March 31, 2001 compared to $0.5 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 49% from $1.8 million for the three months ended March 31, 2000 to $0.9 million for three months ended March 31, 2001. The decrease results from reduced research and development spending on Xyrem during the current quarter pending the outcome of the NDA submission. The first quarter 2001 spending includes ongoing trials for Xyrem and other development activities for Busulfex. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for this trial will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 95% from $0.8 million for the three months ended March 31, 2000 to $1.6 million for the three months ended March 31, 2001. This increase is largely attributable to spending related to significantly higher spending in pre-approval market planning for Xyrem. Sales and marketing expenses will likely continue to increase in subsequent quarters, however, at substantially reduced rates of increase

General and administrative expense increased 52% from $0.7 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. The increase in general and administrative expenses is related to building infrastructure including the addition of staff to prepare for the anticipated Xyrem launch. General and administrative expenses are not expected to rise significantly above current levels in the next few quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 17% from $125,474 in the 2000 first quarter to $146,974 in the 2000 first quarter. This increase is the result of additional invested funds from the sale of common stock in the first quarter of 2000.

Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and other company operations requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the 2001 and 2000 first quarters. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional preferred stock and common stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock. For the February 1, 2001 Senior Preferred Stock dividend, the Company elected to issue 20,572 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

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

Net working capital (current assets less current liabilities) decreased from $10.3 million at December 31, 2000 to $9.0 million at March 31, 2001. Cash and cash equivalents, and available-for-sale securities decreased from $11.4 million at December 31, 2000 to $8.8 million at March 31, 2001. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $500,000 commercial revolving line of credit with a bank, expiring on May 15, 2001. The Company expects to renew this facility on substantially similar terms. In connection with the financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. To date, the Company has not borrowed under either of these arrangements.

The Company's commitments for outside development spending was at $3.9 million at both December 31, 2000 and March 31, 2001. The Company expects development spending to not increase significantly over current levels unless additional products are licensed for development.

The Company expects spending during 2001 for research and development, along with sales and marketing to increase over 2000 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through March 31, 2002.

For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at March 31, 2001. The Company's net tangible assets at March 31, 2001 equaled approximately $9.5 million and the Company's market capitalization was approximately $92.8 million (based on the last sale price of $10.938 and 8,482,943 shares outstanding as of March 31, 2001). Although the Company does not expect to be profitable in 2001 and 2002, the Company nevertheless expects to meet the net tangible asset requirement for listing on the Nasdaq National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2001 and thereafter.

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

GEOGRAPHIC SALES INFORMATION

The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the quarters ended March 31, 2001 and 2000, respectively.

                           For the Three Months Ended
                           --------------------------
                            March 31,       March 31,
                              2001            2000
                           ----------      ----------
Domestic                   $1,920,905      $2,197,650

International                 420,605         544,806
                           ----------      ----------
Total                      $2,341,510      $2,742,456
                           ==========      ==========

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both of these criteria as of March 31, 2001, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement.

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





WE RELY ON THE LIMITED PROTECTION OF THE ORPHAN DRUG ACT.

UNITED STATES

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." The Orphan Drug Act generally defines a "rare disease or condition" as one that affects populations of fewer than 200,000 people in the United States. The Orphan Drug Act provides us with certain limited protections for our products.

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

We have obtained orphan drug designation for Xyrem and, on October 2, 2000, we submitted an NDA for approval. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. While we are not aware of activities to develop sodium oxybate by any other US Company, we cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. We are aware that the FDA granted to Sparta Pharmaceutical, which has been acquired by SuperGen Inc., orphan drug designation for an intravenous busulfan for a closely related indication. If the FDA approves an NDA for SuperGen's product for a different indication, SuperGen could seek orphan drug status. In addition, the FDA does not restrict doctors from prescribing an approved product for uses not approved by the FDA for that product. Thus, a doctor could prescribe another company's drug for indications for which our product has received FDA approval and orphan drug status. Significant "off label" use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of any of our products that have received orphan drug status and NDA approval by FDA.

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

EUROPE

An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 population. Our European partners have submitted both Busulfex and Cystadane for designation as orphan drugs in Europe. The Company has also submitted Antizol, for use in methanol poisonings, for designation as an orphan drug in Europe. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval which would block us from marketing our product in Europe.

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

We depend on external laboratories and medical institutions to conduct our pre-clinical and clinical testing in compliance with clinical and laboratory practices established by the FDA. The data obtained from pre-clinical and clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in FDA policy for drug approval during the period of development and in the requirements for regulatory review of each submitted NDA could result in additional delays or outright rejection.

We cannot assure you that the FDA or any foreign regulatory authority will approve in a timely manner, if at all, any product we develop. Moreover, even if the FDA approves a product, it may place commercially unacceptable limitations on the uses, "indications," or conditions for which a product may be marketed or on the way it is marketed. This could result in additional cost and delay for further studies to provide additional data on safety or effectiveness. It could also result in the development of costly distribution systems. Any one of, or a combination of, these factors could lead to the decision not to market the drug.

FDA APPROVAL DOES NOT GUARANTEE FINANCIAL SUCCESS.

Six of our products have been approved for marketing by regulatory authorities in the United States or elsewhere. Even if we obtain FDA approval to market Xyrem, we cannot assure you that Xyrem or our other products will be commercially successful or achieve expected financial results. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

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

WE RELY ON OTHERS FOR PRODUCT DEVELOPMENT OPPORTUNITIES.

We engage in only limited research to identify new pharmaceutical compounds. To build our product portfolio, we have adopted a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets preferably within selected strategic therapeutic market segments. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can be successfully developed, approved or marketed. We must rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to acquire or license any new pharmaceutical products or products that fit within one of our strategic therapeutic market segments, or our failure to promote and market any products successfully or products within an existing strategic therapeutic market segment, could have a material adverse effect on our business and our prospects.

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

WE DEPEND ON OTHERS TO MANUFACTURE AND SUPPLY THE PRODUCTS WE MARKET.

We do not have and do not intend to establish any internal product testing, synthesis of bulk drug substance, or manufacturing capability for drug product. Accordingly, we depend on others to supply and manufacture the components incorporated into all of our finished drug products. The inability to contract for these services on acceptable terms could adversely affect our ability to develop and market our products. Failure by parties with whom we contract to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise adversely affect our business and our prospects. The loss of a supply or manufacturing contractor could materially, adversely affect our business and our prospects.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on Ash Stevens, Inc. for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose Ash Stevens as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 88% of 2000 and 90% of 1999 revenues and are expected to generate approximately 85% of 2001 total revenues. We depend substantially on Lonza, Inc. for the supply of bulk drug substance used in Xyrem. If we were to lose Lonza as a supplier, we would be required to identify a new supplier before an NDA is approved for Xyrem. We also cannot assure you that our bulk drug supply arrangements with Ash Stevens and Lonza, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on an affiliate of Boehringer Ingelheim for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet. If we were to lose Boehringer as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of 2000 and 90% of 1999 and are expected to generate approximately 85% of 2001 total revenues. We have identified an affiliate of DSM, N.V as drug product manufacturer for Xyrem and have contracted with them for its manufacture. We cannot assure you that our drug product manufacturing arrangements with Boehringer and DSM will not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, or Xyrem, or any other drug that we might attempt to develop or market.

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

WE DEPEND UPON OTHERS FOR DISTRIBUTION.

We have an agreement with a subsidiary of Cardinal Health, Inc.("Cardinal") to provide a variety of services to support the effective distribution of our currently approved products. Cardinal will provide integrated distribution and operations services to process and support transactions between us and our wholesalers, specialty distributors, and direct customers. Cardinal will also provide patient assistance and information hotline services, and specialty distribution and marketing services to physician practices. Cardinal currently distributes Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. Cardinal may also distribute our proposed products should those products receive marketing approval from the FDA. We will substantially depend upon Cardinal's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and potentially any other of our products that may receive marketing clearance from the FDA in the future.

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

     o Australia and New Zealand. We have licensed marketing and distribution rights for Cystadane and Sucraid in Australia and New Zealand. We do not expect revenues to be material from such distribution.

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

     o Central America. We have licensed marketing and distribution rights for Elliotts B Solution in Central America, but sales have not been material. We do not expect domestic or foreign revenues of Elliotts B Solution to become material.

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

OUR PRODUCTS MIGHT BE RECALLED.

A product can be recalled at our discretion or at the discretion of the FDA, the U.S. Federal Trade Commission, or other government agencies having regulatory authority for marketed products. A recall may occur due to disputed labeling claims, manufacturing issues, quality defects, emergent unexpected safety issues, or other reasons. We cannot assure you that a product recall will not occur. We do not carry any insurance to cover the risk of a potential product recall. Any product recall could have a material adverse effect on our business and prospects. To date, no recall of products marketed by the Company has occurred.

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

WE FACE SUBSTANTIAL PRODUCT LIABILITY AND INSURANCE RISKS.

Testing and selling health care products entails the inherent risk of product liability claims. The cost of product liability insurance coverage has increased and is likely to continue to increase in the future. Substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. We currently carry product liability coverage in the aggregate amount of $20 million for all claims made in any policy year. Although to date we have not been the subject of any product liability or other claims, we cannot assure you that we will be able to maintain product liability insurance on acceptable terms or that our insurance will provide adequate coverage against potential claims. A successful uninsured product liability or other claim against us could have a material adverse effect on our business and prospects.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

PART II  -  OTHER INFORMATION


Items 1-6 are not applicable and have been omitted

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       Orphan Medical, Inc.
                                           Registrant


Date  May 10, 2001                     By /s/ Timothy G. McGrath
    -------------------------            ---------------------------------------
                                              Timothy G McGrath
                                              Chief Financial Officer
                                              (duly authorized officer and
                                              principal financial officer)