Form 10-Q
period 2001-06-30
ORPHAN MEDICAL INC
filed 2001-08-14
CIK 929548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-------
        Exchange Act of 1934 for the quarterly period ended June 30, 2001
                                                            -------------


        Transition report pursuant to section 13 or 15(d) of the Securities
-------
        Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number     0-24760
                           -------

                              Orphan Medical, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 41-1784594
              --------                                 ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

13911 Ridgedale Drive, Suite 250, Minnetonka,
                      MN 55305                             (952) 513-6900
                      --------                             --------------
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

           Yes      X                 No
                --------                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $.01 par value                            8,489,677
    ----------------------------                            ---------
              (Class)                            (Outstanding at August 1, 2001)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - June 30, 2001 and December 31, 2000.                     3

Statements of Operations - Three and six months ended June 30, 2001
and June 30, 2000.                                                        4

Statements of Cash Flows - Six months ended June 30, 2001 and
June 30, 2000.                                                            5

Notes to Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks     27

PART II.  OTHER INFORMATION

Items 1 through 3, 5 and 6 have been omitted since all items are inapplicable or answers negative.

Item 4.  Submission of Matter to Vote of Security Holders                28

          Signature                                                      29


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                                  June 30,                  December 31,
                                                                                    2001                        2000
                                                                            ---------------------       -----------------------
                                                                          (Unaudited)                    (Note)
Assets
     Current assets:
     Cash and cash equivalents                                                   $ 7,170,429                $ 1,115,319
     Available-for-sale securities                                                        --                 10,301,935
     Accounts receivable, less allowance for doubtful accounts of
       $118,200 and $116,200 for 2001 and 2000, respectively                       1,269,198                  1,578,544
     Inventories                                                                   1,586,078                  1,602,949
     Other current assets                                                            426,339                    221,240
                                                                                 -----------                -----------
     Total current assets                                                        $10,452,044                $14,819,987

Property and equipment                                                             1,019,513                    968,118
     Accumulated depreciation                                                       (589,629)                  (504,187)
                                                                                 -----------                -----------
                                                                                     429,884                    463,931
     Other assets                                                                      3,439                     12,967
                                                                                 -----------                -----------
     Total assets                                                                $10,885,367                $15,296,885
                                                                                 ===========                ===========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                                350,030                  1,298,047
     Accrued outdated product return allowance                                       147,899                    181,483
     Accrued compensation                                                            778,930                    806,839
     Deferred revenues                                                               438,480                    500,850
     Accrued expenses                                                              1,393,251                  1,766,739
                                                                                 -----------                -----------
     Total current liabilities                                                     3,108,590                  4,553,958
     Commitments
Shareholders' equity:
    Senior Convertible Preferred Stock, $.01 par value; 14,400 shares
      authorized; 8,706 and 8,088 shares issued and outstanding                           87                         87
    Series B Convertible Preferred Stock, $.01 par value; 5,000 shares
      authorized; 3,294 and 3,174 shares issued and outstanding                           33                         32
    Series C Convertible Preferred Stock, $.01 par value; 4,000 shares
      authorized; 0 shares issued and outstanding                                         --                         --
    Series D Convertible Preferred Stock, $.01 par value; 1,500,000 shares
      authorized; 0 shares issued and outstanding                                         --                         --
    Common stock, $.01 par value; 25,000,000 shares authorized; 8,487,943
      and 8,442,759 issued and outstanding                                            84,897                      84,427
    Additional paid-in capital                                                    58,419,351                  57,849,390
    Accumulated deficit                                                          (50,727,591)                (47,178,667)
    Unrealized gain (loss) on available-for-sale securities                               --                     (12,342)
                                                                                 -----------                 -----------
     Total shareholders' equity                                                    7,776,777                  10,742,927
     Total liabilities and shareholders' equity                                  $10,885,367                 $15,296,885
                                                                                 ===========                 ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                     For the Three Months Ended                   For the Six Months Ended
                                                 ---------------------------------            --------------------------------
                                                   June 30,              June 30,              June 30,              June 30,
                                                     2001                  2000                  2001                  2000
                                                  ----------            ----------            ----------            ----------

Revenues, net                                     $2,424,843            $3,025,127            $4,766,352            $5,767,583

Cost of sales                                        434,579               433,692               724,245               893,046
                                                  ----------            ----------            ----------            ----------

Gross Profit                                       1,990,264            $2,591,435             4,042,107             4,874,537

Operating expenses:
     Research and development                      1,217,223             1,340,604             2,123,415             3,107,006
     Sales and marketing                           1,355,647             1,503,995             2,922,355             2,308,585
     General and administrative                    1,220,019               984,897             2,336,410             1,720,326
                                                  ----------            ----------            ----------            ----------
Total operating expenses                           3,792,889             3,829,496             7,382,180             7,135,917
                                                  ----------            ----------            ----------            ----------
Loss from operations                              (1,802,625)           (1,238,061)           (3,340,073)           (2,261,380)

Other income:
     Interest, net                                    93,336               231,545               240,310               357,019
                                                  ----------            ----------            ----------            ----------
Net loss                                          (1,709,289)           (1,006,516)           (3,099,763)           (1,904,361)
Less:  Preferred stock dividends                     224,383               214,156               445,512               425,582
                                                  ----------            ----------            ----------            ----------
Net loss attributable to common shareholders     ($1,933,672)          ($1,220,672)          ($3,545,275)          ($2,329,943)
                                                  ==========            ==========            ==========            ==========
Basic and diluted loss per common share               ($0.23)               ($0.15)               ($0.42)               ($0.30)
                                                  ==========            ==========            ==========            ==========
Weighted average number of shares outstanding      8,483,154             8,378,087             8,473,491             7,832,310
                                                  ==========            ==========            ==========            ==========

     See accompanying notes

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                                               For the Six Months Ended
                                                                           ----------------------------------
                                                                            June 30,                June 30,
                                                                             2001                     2000
                                                                           ----------             -----------

OPERATING ACTIVITIES
   Net loss                                                              ($ 3,099,763)           ($ 1,904,361)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                           85,442                  67,466
       Compensatory options                                                        --                  93,673
       Changes in operating assets and liabilities:
          Accounts payable and accrued expenses                            (1,457,449)                599,829
          Inventories                                                          16,871                (206,511)
          Accounts receivable and current assets                              113,774                (247,197)
                                                                          -----------             -----------
   Net cash used in operating activities                                   (4,341,125)             (1,597,101)

 INVESTING ACTIVITIES
     Purchase of office equipment                                             (51,393)               (128,993)
     Purchases of short-term investments                                   10,301,935             (16,769,636)
     Maturities of short-term investments                                      12,342               7,235,540
                                                                          -----------             -----------
   Net cash provided by (used in) investing activities                     10,262,884              (9,663,089)

 FINANCING ACTIVITIES:
     Employee stock purchase plan                                              46,686                 382,617
     Stock option exercise proceeds                                            86,674               1,863,722
     Private common stock placement                                                --              10,692,154
     Cash dividends                                                                (9)                 (1,721)
                                                                          -----------             -----------
     Net cash provided by financing activities                                133,351              12,936,772
                                                                          -----------             -----------
Increase in cash and cash equivalents                                       6,055,110               1,676,582
                                                                          -----------             -----------
Cash and cash equivalents at beginning of Period                            1,115,319                 205,678
                                                                          -----------             -----------
Cash and cash equivalents at end of Period                                $ 7,170,429             $ 1,882,260
                                                                          ===========             ===========

 SUPPLEMENTAL CASH FLOW INFORMATION
                                                                          -----------             -----------
     Cash interest received                                               $   423,133             $   206,417
                                                                          ===========             ===========

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

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

                          NOTES TO FINANCIAL STATEMENTS
                              (Unaudited) continued

4. INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

                                           JUNE 30,          DECEMBER 31,
                                            2001                2000
                                         -----------         -----------
Raw materials and packaging              $ 1,080,566         $ 1,213,464
Finished goods                               505,512             389,485
                                         -----------         -----------
                                         $ 1,586,078         $ 1,602,949
                                         ===========         ===========

5. COMPREHENSIVE INCOME

The following summarizes the comprehensive income for the periods ended:

                                                         JUNE 30,
                                            -------------------------------
                                                2001                2000
                                            ------------       ------------
Net Income                                  $ (3,545,275)      $ (2,329,943)
Unrealized gain on securities                     12,342             (2,825)
                                            ------------       ------------
Total net comprehensive income              $ (3,532,933)      $ (2,332,768)
                                            ============       ============

6. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acquisition, manufacturing and marketing. At June 30, 2001, the Company estimates that it could incur approximately $3.9 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

7. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires on June 15, 2002. The maximum amount available to the Company under this arrangement is $1.0 million, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $1.0 million in cash. Advances are charged a variable rate of interest equal to the prime rate. Through June 30, 2001, the Company has not borrowed under this arrangement.

                          NOTES TO FINANCIAL STATEMENTS
                              (Unaudited) continued

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended June 30, 2001. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2001 titled "Risk Factors".

GENERAL
The Company incorporated in Minnesota in June 1994 to carry on the business previously conducted by the Orphan Medical Division of Chronimed, Inc. In September 2000, the Company reincorporated in Delaware. Since its inception in January 1993, the activities of the Orphan Medical Division and the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through June 30, 2001 of $50.7 million. In addition, the Company expects to incur additional losses from operations in 2001 and 2002.

RECENT DEVELOPMENTS
On July 3, 2001, the Company announced that it had received an Approvable Letter from the U.S. Food and Drug Administration (FDA) in response to the Company's New Drug Application (NDA) for Xyrem. An Approvable Letter defines the FDA requirements of approval. The Company is in discussions with the FDA to fully define the issues in the FDA's Approvable Letter. The Company believes that all components of the Approvable Letter can be addressed by year-end. Items to be addressed include a safety update of on-going clinical trials and an additional acute exposure trial in respiratory compromised patients. Final product labeling and modifications to the Company's proposed Risk Management Program must also be negotiated. The manufacturer must also undergo a successful re-inspection for current Good Manufacturing Practices (GMP) as well as a pre-approval inspection relating to Xyrem. By regulation, the FDA has up to six months to review a response to the Approvable Letter.

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000
Net loss applicable to common shareholders was $1.9 million for the three months ended June 30, 2001 compared to $1.2 million for the three months ended June 30, 2000. The increase in the loss results principally from a decrease in revenues from approved products. In addition, the Company had lower sales and marketing spending due to a reduction in spending for the launch planning for Xyrem(R) (sodium oxybate) oral solution due to the delay in approval of that drug. The development costs were also lower due to the reduction in clinical trial activities after the submission of the New Drug Application. These reductions were offset by an increase in general and administrative expenses resulting from compensation expense associated with staffing and building infrastructure for the anticipated launch of Xyrem. The preferred stock dividend increased in the second quarter of 2001 over the second quarter of 2000 due to issuance of additional preferred shares in August 2000 to pay dividends on outstanding Preferred Stock. This preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales decreased 20% to $2.4 million for the three months ended June 30, 2001 compared to $3.0 million the prior year. Sales of Antizol(R) (fomepizole) Injection were lower for the three months ended June 30, 2001 as compared to the same period in the prior year. During 2000 several pharmaceutical wholesale supply chain management customers started to stock Antizol in inventory in addition to shipping directly to end users. This stocking "wholesale" activity increased the sales during that time period. The Company believes that these pharmaceutical wholesale supply chain management customers are now fully stocked and that the sales predominantly reflect actual hospital purchasing in the current quarter. While Busulfex(R) (busulfan) Injection continues to be used in an increasing number of transplant centers, sales are slightly behind 2000 sales for the same period since wholesaler stocking is lower than last year. This decline also reflects the recent clinical trials and subsequent approval of a new treatment for chronic myelogenous leukemia (CML) in May. Busulfex is approved in the United States as part of conditioning regimens prior to bone marrow or hematopoietic progenitor cell transplantation for CML. In Canada and Israel, Busulfex is approved for regimens associated with a broader range of indications. A Busulfex regimen provides an alternative to oral busulfan and total body irradiation regimens.

Gross profit margins decreased to 82% for the 2001 quarter compared to 86% for the 2000 quarter. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 9% from $1.3 million for the three months ended June 30, 2000 to $1.2 million for three months ended June 30, 2001. The decrease results from reduced research and development spending on Xyrem during the current quarter pending the outcome of the NDA submission. The 2001 spending includes ongoing trials for Xyrem and other development activities. Prior year spending included amounts for clinical trials included in the NDA submission. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters as will additional trials and data updates requested by the FDA. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense decreased 10% from $1.5 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001. This decrease is largely attributable to reduced spending in pre-approval market planning for Xyrem. Sales and marketing expenses should be consistent with the second quarter during the remainder of 2001 or early 2002 to support the new timeline for the expected launch of Xyrem.

General and administrative expense increased 24% from $1.0 million for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001. The increase in general and administrative expenses is related to building infrastructure including the addition of staff to prepare for the anticipated Xyrem launch. General and administrative expenses are not expected to rise significantly above current levels in the next few quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 60% from $231,545 in the 2000 second quarter to $93,336 in the 2001 second quarter. This decrease is the result of cash balances being used to fund development and working capital activities of the Company. In addition, interest rates on invested funds have been declining, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for other working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the 2001 and 2000 second quarters. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2001 Senior Preferred Stock dividend, the Company elected to issue 20,572 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. For the February 1, 2001 Series B Convertible Preferred Stock dividend, the Company issued 120 new shares of Series B Convertible Preferred Stock to satisfy its obligation. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000
Net loss applicable to common shareholders was $3.5 million for the first six months of 2001 compared with a net loss of $2.3 million for the first six months of 2000. The increase in the loss results principally from a decrease in revenues from approved products. In addition, the Company had higher sales and marketing spending for pre-approval market planning efforts for the anticipated launch of Xyrem. The Company also had increased general and administrative expense resulting from additional spending on infrastructure, including staffing in preparation for the launch of Xyrem. The preferred stock dividend increased in the first six months of 2001 over the first six months of 2000 due to the issuance of additional preferred stock in the prior year to pay dividends. The preferred stock dividend increased the net loss applicable to common shareholders in the current period.

Net sales decreased 17% from $5.8 million in the first six months of 2000 to $4.8 million in the first six months of 2001. Sales of Antizol were lower for the three months ended June 30, 2001 as compared to the same period in the prior year. During 2000, several pharmaceutical wholesale supply chain management customers started to stock Antizol in inventory in addition to shipping directly to end users. This stocking activity increased the sales during that time period. The Company believes that these pharmaceutical wholesalers are now fully stocked and that the sales predominantly reflect actual hospital purchasing in the current year. While Busulfex continues to be used in an increasing number of transplant centers, sales are slightly behind 2000 sales for the same period since wholesaler stocking is lower than last year. This decline also reflects the recent clinical trials and subsequent approval of a new treatment for chronic myelogenous leukemia (CML) in May. Busulfex is approved in the United States as part of conditioning regimens prior to bone marrow or hematopoietic progenitor cell transplantation for CML. In Canada and Israel, Busulfex is approved for regimens associated with a broader range of indications. A Busulfex regimen provides an alternative to oral busulfan and total body irradiation regimens.

Gross profit margins were 85% for both the six months ended June 30, 2000 and 2001. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 32% to $2.1 million for the six months ended June 30, 2001 compared to $3.1 million for the same period the prior year. The decrease results from reduced research and development spending on Xyrem during the current year pending the outcome of the NDA submission. The prior year spending includes trials for Xyrem, which were completed and included in the NDA submission, and other development activities for Busulfex. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 27% to $2.9 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000. This increase is largely attributable to spending related to the current commercialized products and higher spending earlier this year for pre-approval market planning for Xyrem. Sales and marketing expenses will be consistent with the current levels until late 2001 or early 2002 to support the new timeline for Xyrem.

General and administrative expense increased 36% to $2.3 million for the six months ended June 30, 2001 from $1.7 million for the same period in the prior year. This increase related to building infrastructure, including the addition of staff to prepare for the anticipated launch of Xyrem. General and administrative expenses are not expected to increase significantly above current levels in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 33% from $0.4 million in the first six months of 2000 to $0.2 million in the first six months of 2001. This decrease is the result of cash balances being used to fund development and working capital activities of the Company. In addition, interest rates on invested funds have been declining, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.4 million for the first six months of 2001 and 2000. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2001 Senior Preferred Stock dividend, the Company elected to issue 20,572 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. For the February 1, 2001 Series B Convertible Preferred Stock dividend, the Company issued 120 new shares of Series B Convertible Preferred Stock to satisfy its obligation. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

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

Net working capital (current assets less current liabilities) decreased from $10.3 million at December 31, 2000 to $7.3 million at June 30, 2001. Cash and cash equivalents, and available-for-sale securities decreased from $11.4 million at December 31, 2000 to $7.2 million at June 30, 2001. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $1.0 million commercial revolving line of credit with a bank, expiring on June 15, 2002. In connection with the financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. To date, the Company has not borrowed under either of these credit arrangements.

The Company's commitments for outside development spending were $3.9 million at both June 30, 2001 and December 31, 2000. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through June 30, 2002.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at June 30, 2001. The Company's net tangible assets at June 30, 2001 equaled approximately $7.2 million and the Company's market capitalization was approximately $96.1 million (based on the last sale price of $11.32 and 8,489,677 shares outstanding as of June 30, 2001). Although the Company does not expect to be profitable in 2001 and 2002, the Company nevertheless expects to meet the net tangible asset requirement for listing on the NASDAQ National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2001 and thereafter. The NASDAQ National Market issued new listing qualifications, which will become effective November 2002, and which will replace the net asset requirement with a minimum net equity requirement of $10.0 million. At June 30, 2001, the Company meets the new listing requirements.

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

GEOGRAPHIC SALES INFORMATION
The Company monitors sales in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the quarters and six months ended June 30, 2001 and 2000, respectively.



                  For the Three Months Ended            For the Six Months Ended
                  ---------------------------         ----------------------------
                   June 30,         June 30,           June 30,          June 30,
                     2001             2000               2001              2000
                  ----------       ----------         ----------        ----------
Domestic          $1,984,706       $2,181,670         $4,016,701        $4,394,145

International        440,137          843,457            749,651         1,373,438
                  ----------       ----------         ----------        ----------
Total             $2,424,843       $3,025,127         $4,766,352        $5,767,583
                  ==========       ==========         ==========        ==========


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

WE CANNOT BE SURE THAT FUTURE CAPITAL WILL BE AVAILABLE TO MEET OUR EXPECTED CAPITAL REQUIREMENTS.

Although we believe that we have sufficient capital to meet current business objectives, if we expand our business plans, we may need additional capital. Adequate funds for our operations, continued development, and expansion of our business plans, whether from financial markets or from other sources, may not be available when needed on acceptable terms, or at all. If we issue additional securities your holding may be diluted.

POSSIBLE VOLATILITY OF STOCK PRICE AND REDUCED LIQUIDITY OF THE MARKET FOR THE STOCK - POSSIBLE LOSS OF NASDAQ NATIONAL MARKET LISTING AND FAILURE TO QUALIFY FOR NASDAQ SMALL CAP MARKET LISTING.

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the NASDAQ's requirements for continued listing on the National Market. For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by NASDAQ. We met both of these criteria as of June 30, 2001, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement. The NASDAQ National Market has issued new listing qualifications which will become effective November 2002, and which will replace the net tangible asset requirement with a minimum net equity requirement of $10.0 million. At June 30, 2001, the Company meets the new listing qualifications.

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

We have obtained orphan drug designation for Xyrem and, on October 2, 2000, we submitted an NDA for approval. On July 3, 2001, the Company announced the FDA issued an approvable letter regarding the Company's NDA for Xyrem. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. While we are not aware of activities to develop sodium oxybate by any other US Company, we cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

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

EUROPE

An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 population. Our European partners have submitted both Busulfex and Cystadane for designation as orphan drugs in Europe. In May 2001, the Company received notice that it was granted orphan designation for Antizol in Europe for use in methanol poisonings. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval which would block us from marketing our product in Europe.

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

We cannot assure you that the FDA or any foreign regulatory authority will approve in a timely manner, if at all, any product we develop. Moreover, even if the FDA approves a product, it may place commercially unacceptable limitations on the uses, "indications," or conditions for which a product may be marketed or on the way it is marketed. This could result in additional cost and delay for further studies to provide additional data on safety or effectiveness. It could also result in the development of costly distribution systems. Any one of, or a combination of, these factors could lead to the decision not to market the drug or require the Company to obtain additional capital in order to market the drug. We cannot assure you that the Company will have or will be able to obtain the additional capital required by such factors.

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

The Company's manufacturer of finished product is currently subject to a warning letter from the FDA with respect to current Good Manufacturing Practices (GMP) not related to Xyrem. Before full approval can occur, this manufacturer must undergo a successful GMP re-inspection and a pre-approval inspection relating to manufacture of Xyrem.

WE DEPEND UPON OTHERS FOR DISTRIBUTION.

We have an agreement with a subsidiary of Cardinal Health, Inc. ("Cardinal") to provide a variety of services to support the effective distribution of our currently approved products. Cardinal will provide integrated distribution and operations services to process and support transactions between us and our wholesalers, specialty distributors, and direct customers. Cardinal will also provide patient assistance and information hotline services, and specialty distribution and marketing services to physician practices. Cardinal currently distributes Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. Cardinal may also distribute our proposed products should those products receive marketing approval from the FDA. We will substantially depend upon Cardinal's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and potentially any other of our products that may receive marketing clearance from the FDA in the future.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

PART II  -  OTHER INFORMATION
Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 24, 2001. Two matters were submitted to the shareholders for approval: (1) the election of directors, (2) a proposal to amend the Company's 1994 Stock Plan ("Plan") and
(3) a proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company.

Six nominees, namely John Howell Bullion, Michael Greene, Julius A Vida Ph.D.,
W. Leigh Thompson, Ph.D., M.D., William M. Wardell, M.D., Ph.D., and Lawrence C. Weaver, Ph.D., D.Sc. (Hon.), were duly elected as directors of the Company until the next annual meeting of shareholders. Each nominee received at least approximately ninety-six percent of the votes cast in favor of his election. Results of the voting were as follows:


                                              Votes Cast for          Votes
                                               the Director          Withheld
                                              --------------         --------
Director
John Howell Bullion                             8,163,140             313,557
Michael Greene                                  8,181,875             294,822
Julius A Vida Ph.D.                             8,179,565             297,132
W. Leigh Thompson, Ph.D., M.D.                  8,179,565             297,132
William M. Wardell, M.D., Ph.D.                 8,180,940             295,757
Lawrence C. Weaver, Ph.D., D.Sc. (Hon.)         8,180,440             296,257


The proposal to approve an amendment to the Company's 1994 Stock Plan to increase the number of shares authorized for issuance under the Plan from 1,925,000 shares to 2,675,000 shares was approved by the Company's shareholders. A total of 4,667,155 shares of the Company's common stock voted in favor of the proposal; 588,541 shares of the Company's common stock voted against this proposal; 57,424 shares of the Company's common stock abstained from voting. There were 3,163,577 broker non-voters in connection with the shareholders vote for this proposal. The proposed to amend the Company's 1994 Stock Plan received approximately fifty-five percent of the vote cast.

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

Items 1, 2, 3, 5 and 6 are not applicable and have been omitted.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     Orphan Medical, Inc.
                                                     --------------------
                                                          Registrant


     Date  August 10, 2001                 By     /s/ Timothy G. McGrath
           ---------------                        ----------------------
                                                  Timothy G McGrath
                                                  ----------------------
                                                  Chief Financial Officer
                                                  (duly authorized officer and
                                                  principal financial officer)