Form 10-Q
period 2001-09-30
ORPHAN MEDICAL INC
filed 2001-11-14
CIK 929548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number     0-24760

                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                             41-1784594
                      --------                                             ----------
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                    organization)

  13911 Ridgedale Drive, Suite 250, Minnetonka, MN
                        55305                                            (952) 513-6900
                        -----                                            --------------
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

           Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value                               8,535,321
----------------------------                               ---------
           (Class)                             (Outstanding at November 5, 2001)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 2001 and December 31, 2000.                                         3

Statements of Operations - Three and nine months ended September 30, 2001 and September
30, 2000.                                                                                          4

Statements of Cash Flows - Nine months ended September 30, 2001 and September
30, 2000.
                                                                                                   5

Notes to Financial Statements                                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               26

PART II.  OTHER INFORMATION

Items 1 through 6 have been omitted since all items are inapplicable or answers negative.          28


          Signature                                                                                28


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), MedExpand(TM), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                                    September 30,        December 31,
                                                                                        2001                2000
                                                                                        ----                ----
                                                                                     (Unaudited)           (Note)
Assets
Current assets:
  Cash and cash equivalents                                                         $  6,050,437       $  1,115,319
  Available-for-sale securities                                                               --         10,301,935
  Accounts receivable, less allowance for doubtful accounts of
     $70,200 and $116,200 for 2001 and 2000, respectively                              1,645,503          1,578,544
  Inventories                                                                          1,529,548          1,602,949
  Other current assets                                                                   162,421            221,240
                                                                                    ------------       ------------
  Total current assets                                                                 9,387,909         14,819,987

Property and equipment                                                                 1,041,004            968,118
  Accumulated depreciation                                                              (631,956)          (504,187)
                                                                                    ------------       ------------
                                                                                         409,048            463,931
  Other assets                                                                                --             12,967
                                                                                    ------------       ------------
  Total assets                                                                      $  9,796,957       $ 15,296,885
                                                                                    ============       ============

Liabilities and shareholders' equity
  Current liabilities:
  Accounts payable                                                                       216,350          1,298,047
  Accrued compensation                                                                 1,022,812            806,839
  Deferred revenues                                                                      436,590            500,850
  Accrued expenses                                                                     1,870,759          1,948,222
                                                                                    ------------       ------------
  Total current liabilities                                                            3,546,511          4,553,958
Commitments
Shareholders' equity:
 Senior Convertible Preferred Stock, $.01 par value; 14,400 shares
  authorized; 8,706 and 8,088 shares issued and outstanding                                   87                 87
 Series B Convertible Preferred Stock, $.01 par value; 5,000 shares
  authorized; 3,417 and 3,174 shares issued and outstanding                                   34                 32
 Series C Convertible Preferred Stock, $.01 par value; 4,000 shares
  authorized; 0 shares issued and outstanding                                                 --                 --
 Series D Convertible Preferred Stock, $.01 par value; 1,500,000 shares
  authorized; 0 shares issued and outstanding                                                 --                 --
 Common stock, $.01 par value; 25,000,000 shares authorized; 8,534,721 and
  8,442,759 issued and outstanding                                                        85,347             84,427
 Additional paid-in capital                                                           59,174,618         57,849,390
 Accumulated deficit                                                                 (53,009,640)       (47,178,667)
 Unrealized gain (loss) on available-for-sale securities                                      --            (12,342)
                                                                                    ------------       ------------
  Total shareholders' equity                                                           6,250,446         10,742,927
                                                                                    ------------       ------------
  Total liabilities and shareholders' equity                                        $  9,796,957       $ 15,296,885
                                                                                    ============       ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                     For the Three Months Ended             For the Nine Months Ended
                                                     --------------------------             -------------------------
                                                   September 30,      September 30,      September 30,      September 30,
                                                       2001               2000               2001               2000
                                                       ----               ----               ----               ----
Revenues, net                                      $  2,940,438       $  2,610,662       $  7,706,791       $  8,378,246

Cost of sales                                           409,132            440,687          1,133,378          1,333,733
                                                   ------------       ------------       ------------       ------------

Gross Profit                                          2,531,306          2,169,975          6,573,413          7,044,513

Operating expenses:
  Research and development                            1,357,069          1,691,460          3,480,484          4,822,755
  Sales and marketing                                 1,630,859          1,287,551          4,553,214          3,647,184
  General and administrative                          1,439,889          1,145,227          3,776,300          2,790,217
                                                   ------------       ------------       ------------       ------------
Total operating expenses                              4,427,817          4,124,238         11,809,998         11,260,156
                                                   ------------       ------------       ------------       ------------
Loss from operations                                 (1,896,511)        (1,954,263)        (5,236,585)        (4,215,643)

Other income:
  Interest, net                                          63,230            229,613            303,541            586,632
                                                   ------------       ------------       ------------       ------------
Net loss                                             (1,833,281)        (1,724,650)        (4,933,044)        (3,629,011)

Less:  Preferred stock dividends                        228,366            221,861            673,878            647,443
                                                   ------------       ------------       ------------       ------------

Net loss attributable to common shareholders       $( 2,061,647)      $( 1,946,511)      $( 5,606,922)      $( 4,276,454)
                                                   ============       ============       ============       ============

Basic and diluted loss per common share            $(      0.24)      $(      0.23)      $(      0.66)      $(      0.53)
                                                   ============       ============       ============       ============

Weighted average number of shares outstanding         8,497,165          8,424,305          8,486,186          8,031,082
                                                   ============       ============       ============       ============

See accompanying notes

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                           -------------------------
                                                                        September 30,      September 30,
                                                                            2001               2000
                                                                            ----               ----
OPERATING ACTIVITIES
 Net loss                                                               $( 4,933,044)      $( 3,629,011)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                            127,769            102,501
    Stock option expense                                                     239,887            101,494
    Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                                 (1,019,528)         1,506,504
    Inventories                                                              (61,535)          (947,663)
    Accounts receivable and current assets                                   139,763           (126,873)
                                                                        ------------       ------------
 Net cash used in operating activities                                    (5,506,688)        (2,993,048)

 INVESTING ACTIVITIES
  Purchase of office equipment                                               (72,885)          (145,378)
  Purchases of short-term investments                                     (3,498,592)       (22,959,780)
  Maturities of short-term investments                                    13,812,869         14,486,731
                                                                        ------------       ------------
 Net cash provided by (used in) investing activities                      10,241,392         (8,618,427)

 FINANCING ACTIVITIES:
  Employee stock purchase plan                                                78,943            392,046
  Stock option exercise proceeds                                             121,674          1,882,435
  Private common stock placement                                                  --         10,692,154
  Cash dividends                                                                (203)            (3,032)
                                                                        ------------       ------------
 Net cash provided by financing activities                                   200,414         12,963,603
                                                                        ------------       ------------

 Increase in cash and cash equivalents                                     4,935,118          1,352,128
                                                                        ------------       ------------

Cash and cash equivalents at beginning of Period                           1,115,319            205,678
                                                                        ------------       ------------

Cash and cash equivalents at end of Period                              $  6,050,437       $  1,557,806
                                                                        ------------       ------------

 SUPPLEMENTAL CASH FLOW INFORMATION
                                                                        ------------       ------------
  Cash interest received                                                $    329,724       $    530,890
                                                                        ============       ============

  Common stock issued for Preferred stock dividends                     $    654,726
                                                                        ============       ============

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.


2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3. REVENUE RECOGNITION

Sales are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns of outdated product and for discounts for prompt payment. The Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company monitors the return of product and modifies its accrual for outdated product returns as necessary. Management bases the reserve on historical experience and these estimates are subject to change.

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


                                SEPTEMBER 30,    DECEMBER 31,
                                    2001            2000
                                    ----            ----
Raw materials and packaging      $1,123,344      $1,213,464
Finished goods                      406,204         389,485
                                 ----------      ----------
                                 $1,529,548      $1,602,949
                                 ==========      ==========

5. COMPREHENSIVE LOSS

The following summarizes the comprehensive loss for the periods ended:

                                           SEPTEMBER 30,
                                       2001              2000
                                       ----              ----
Net Loss                           $(5,606,922)      $(4,276,454)
Unrealized gain on securities           12,342            (2,825)
                                   -----------       -----------
Total net comprehensive loss       $(5,594,580)      $(4,279,279)
                                   ===========       ===========


6. COMMITMENTS

The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, acquisition, manufacturing and marketing. At September 30, 2001, the Company estimates that it could incur approximately $3.7 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.


7. BORROWINGS

The Company has a commercial revolving line of credit with a bank, which expires on June 15, 2002. The maximum amount available to the Company under this arrangement is $1.0 million, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $1.0 million in cash deposits. Advances are charged a variable rate of interest equal to the prime rate. Through September 30, 2001, the Company has not borrowed under this arrangement.

                          NOTES TO FINANCIAL STATEMENTS
                              (Unaudited) continued


8. RECLASSIFICATIONS

Certain prior period balances have been reclassified in order to conform with the presentation for the period ended September 30, 2001. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2001 titled "Risk Factors".


GENERAL

Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through September 30, 2001 of $53.0 million. In addition, the Company expects to incur additional losses from operations in fiscal years 2001 and 2002.


RECENT DEVELOPMENTS

On October 23, 2001, the Company announced that the U.S. Food and Drug Administration (FDA) had accepted the Company's response, in the form of an amendment, to the approvable letter for Xyrem(R) (sodium oxybate) oral solution of July 2, 2001. The amendment represents the Company's complete response to the FDA's Approvable Letter received on July 2, 2001. The Company has requested that the FDA complete its review as soon as possible. The FDA has a statutory six-month deadline for completing its review of a "class 2" response. The amendment contains information requested by the FDA including revisions to product labeling and the risk management program, a safety update of ongoing clinical trials, and respiratory data collected during all night polysomnographic recordings of narcolepsy patients in a trial completed in late 2000. The Company stands prepared to promptly address any questions or issues the FDA may have regarding the submission.

On November 8, 2001, the Company announced that its contract manufacturer for Xyrem has successfully completed its GMP re-inspection for certain classes of drugs and has been authorized as the manufacturer of Xyrem upon approval.


THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

Net loss applicable to common shareholders was $2.1 million for the three months ended September 30, 2001 compared to $1.9 million for the three months ended September 30, 2000. The increase in the loss results principally from an increase in both sales and marketing expenses and general and administrative expenses related to the launch planning for Xyrem(R) (sodium oxybate) oral solution. These increases were offset by an increase in revenues of currently marketed products and a decrease in development costs. The preferred stock dividend increased in the third quarter of 2001 over the third quarter of 2000 due to issuance of additional preferred shares in August 2000 to pay dividends on outstanding shares of Preferred Stock. This Preferred Stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 13% to $2.9 million for the three months ended September 30, 2001 compared to $2.6 million the prior year. Sales of Antizol(R) (fomepizole) Injection were slightly lower for the three months ended September 30, 2001 as compared to the same period in the prior year. During 2000 several pharmaceutical wholesale supply chain management customers started to stock Antizol in inventory in addition to shipping directly to end users. This stocking "wholesale" activity increased the sales during that time period. The Company believes that these pharmaceutical wholesale supply chain management customers are now fully stocked and that the sales predominantly reflect actual hospital purchasing in the current quarter. During 2001, an additional 67 hospitals have stocked Antizol for the first time. Busulfex(R) (busulfan) Injection continues to be used in an increasing number of transplant centers, sales are ahead of 2000 sales for the same period. Earlier in the year we were experiencing a slight decline in Busulfex sales. This decline reflected the recent clinical trials and subsequent approval of a new treatment for chronic myelogenous leukemia (CML) in May. It appears that the diversion of patients to this new treatment has slowed and transplant activity using Busulfex is returning to pre approval levels. Busulfex is approved in the United States as part of conditioning regimens prior to bone marrow or hematopoietic progenitor cell transplantation for CML. In Canada and Israel, Busulfex is approved for regimens associated with a broader range of indications. A Busulfex regimen provides an alternative to oral busulfan and total body irradiation regimens.

Gross profit margins increased to 86% for the 2001 quarter compared to 83% for the 2000 quarter. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 20% from $1.7 million for the three months ended September 30, 2000 to $1.4 million for three months ended September 30, 2001. The decrease is the result of reduced research and development spending on Xyrem during the current quarter pending the outcome of the NDA submission. The 2001 spending includes ongoing trials for Xyrem and other development activities. Prior year spending included amounts for clinical trials included in the NDA submission. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters as will additional trials and data updates requested by the FDA. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 27% from $1.3 million for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001. This increase is largely attributable to continued spending for pre-approval market planning for Xyrem. Sales and marketing expenses should be consistent with the third quarter during the remainder of 2001 and early 2002 and begin increasing to support the new timeline for the expected launch of Xyrem.

General and administrative expense increased 26% from $1.1 million for the three months ended September 30, 2000 to $1.4 million for the three months ended September 30, 2001. The majority of the increase in general and administrative expenses is related to a one-time compensation expense associated with stock options. General and administrative expenses, exclusive of the one-time compensation expenses, are not expected to rise significantly above current levels in the next few quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 72% from $229,613 for the three months ended September 30, 2000 to $63,230 in the same period in 2001. This decrease is the result of cash balances being used to fund development and working capital activities of the Company. In addition, interest rates on invested funds have been declining, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities and other working capital requirements.

Preferred stock dividends relate to shares of Senior Convertible Preferred Stock that were issued on July 23, 1998 and shares of Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the 2001 and 2000 third quarters. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional shares of common or preferred stock, as permitted by the terms of the Company's Certificate of Incorporation. For the August 1, 2001 Senior Preferred Stock dividend, the Company elected to issue 32,761 shares of common stock to satisfy its dividend obligations. The Company intends to continue to satisfy its dividend in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional Preferred Stock, which will cause Preferred Stock dividends to increase in subsequent quarters. For the August 1, 2001 Series B Convertible Preferred Stock dividend, the Company issued 123 new shares of Series B Convertible Preferred Stock to satisfy its obligation. The Company also intends to satisfy its future Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000 Net loss applicable to common shareholders was $5.6 million for the first nine months of 2001 compared with a net loss of $4.3 million for the first nine months of 2000. The increase in the loss results principally from a decrease in revenues from approved products. In addition, the Company had higher sales and marketing spending for pre-approval market planning efforts for the anticipated launch of Xyrem. The Company also had increased general and administrative expense resulting from additional spending on infrastructure, including staffing in preparation for the launch of Xyrem. The Preferred Stock dividend increased in the first nine months of 2001 over the first nine months of 2000 due to the issuance of additional preferred stock in the prior year to pay dividends. The preferred stock dividend increased the net loss applicable to common shareholders in the current period.

Net sales decreased 8% from $8.4 million in the first nine months of 2000 to $7.7 million in the first nine months of 2001. Sales of Antizol were lower for the nine months ended September 30, 2001 as compared to the same period in the prior year. During 2000, several pharmaceutical wholesale supply chain management customers started to stock Antizol in inventory in addition to shipping directly to end-users. This stocking activity increased the sales during that time period. The Company believes that these pharmaceutical wholesalers are now fully stocked and that the sales predominantly reflect actual hospital purchasing in the current year. Busulfex(R) (busulfan) Injection continues to be used in an increasing number of transplant centers, sales are ahead of 2000 sales for the same period. Earlier in the year we were experiencing a slight decline as a result of the recent clinical trials and subsequent approval of a new treatment for chronic myelogenous leukemia (CML) in May. It appears that the diversion of patients to this new treatment has slowed and transplant activity using Busulfex is returning to pre approval levels.

Gross profit margins were 84% for the nine months ended September 30, 2000 as compared to 85% for the nine months ended September 30, 2001. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 28% to $3.5 million for the nine months ended September 30, 2001 compared to $4.8 million for the same period the prior year. The decrease is the result of reduced research and development spending on Xyrem during the current year pending the outcome of the NDA submission. The prior year spending includes trials for Xyrem, which were completed and included in the NDA submission, and other development activities for Busulfex. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 25% to $4.6 million for the nine months ended September 30, 2001 from $3.6 million for the nine months ended September 30, 2000. This increase is largely attributable to spending related to the current commercialized products and higher spending earlier this year for pre-approval market planning for Xyrem. Sales and marketing expenses will be consistent with the current levels until late 2001 or early 2002 and being increasing to support the new timeline for Xyrem.

General and administrative expense increased 35% to $3.8 million for the nine months ended September 30, 2001 from $2.8 million for the same period in the prior year. This increase related to building infrastructure, including the addition of staff to prepare for the anticipated launch of Xyrem. General and administrative expenses are not expected to increase significantly above current levels in subsequent quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 52% from $0.6 million in the first nine months of 2000 to $0.3 million in the first nine months of 2001. This decrease is the result of cash balances being used to fund development and working capital activities of the Company. In addition, interest rates on invested funds have been declining, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to shares of Senior Convertible Preferred Stock that were issued on July 23, 1998 and shares of Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.7 million for the first nine months of 2001 and $0.6 million for the first nine months of 2000. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional shares of common or preferred stock, as permitted by the Company's Certificate of Incorporation. For the February 1, 2001 and the August 1, 2001 Senior Preferred Stock dividends, the Company elected to issue a total of 53,293 shares of common stock to satisfy its dividend obligations. The Company intends to continue to satisfy its dividend obligations in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional Preferred Stock, which will cause Preferred Stock dividends to increase in subsequent quarters. For the February 1, 2001 and the August 1, 2001 Series B Convertible Preferred Stock dividends, the Company issued 243 new shares of Series B Convertible Preferred Stock to satisfy its obligation. The Company also intends to satisfy its future Series B Convertible Preferred Stock obligation by issuing additional Preferred Shares.


LIQUIDITY AND CAPITAL RESOURCES

Since July 2, 1994, the effective date the Company was spun-off from Chronimed Inc., it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $47.5 million.

Net working capital (current assets less current liabilities) decreased from $10.3 million at December 31, 2000 to $5.8 million at September 30, 2001. Cash and cash equivalents, and available-for-sale securities decreased from $11.4 million at December 31, 2000 to $6.1 million at September 30, 2001. The Company continues to invest its excess cash in interest bearing, investment grade securities and money market instruments. The Company has a $1.0 million commercial revolving line of credit with a bank, expiring on June 15, 2002. In connection with a financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. Amounts outstanding under this line of credit bear an interest rate of 7.5% and mature on August 2, 2002. To date, the Company has not borrowed under either of these credit arrangements.

The Company's commitments for outside development spending were $3.7 million at September 30, 2001 and $3.9 million at December 31, 2000. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through September 30, 2002.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at September 30, 2001. The Company's net tangible assets at September 30, 2001 equaled approximately $6.3 million and the Company's market capitalization was approximately $62.7 million (based on the last sale price of $7.35 and 8,534,721 shares outstanding as of September 30, 2001). Although the Company does not expect to be profitable in 2001 and 2002, the Company nevertheless expects to continue to meet the net tangible asset requirement for listing on the NASDAQ National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2001 and thereafter. The NASDAQ National Market issued new listing qualifications, which will become effective November 2002, and which will replace the net asset requirement with a minimum net equity requirement of $10.0 million. At September 30, 2001, the Company meets the new listing requirements with respect to market capitalization.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. The most important of the restrictions are: (1) the Company cannot incur additional indebtedness, except for indebtedness secured solely by the Company's trade receivables, until it has profitable operations, subject to certain limitations and (2) the Company cannot, without the approval of a majority of the preferred stockholders, issue additional equity securities unless the selling price per share exceeds the then conversion price of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. The present conversion price is $8.14 for the Senior Convertible Preferred Stock and $6.50 for the Series B Convertible Preferred Stock. The Company makes no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

GEOGRAPHIC SALES INFORMATION

The Company monitors sales in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the quarters and nine months ended September 30, 2001 and 2000, respectively.




                   For the Three Months Ended      For the Nine Months Ended
                   --------------------------      -------------------------
                  September 30,   September 30,   September 30,   September 30,
                      2001            2000            2001            2000
                      ----            ----            ----            ----
Domestic           $2,609,827      $2,441,859      $6,381,758      $6,836,005

International         330,611         168,803       1,325,033       1,542,241

                   ----------      ----------      ----------      ----------
Total              $2,940,438      $2,610,662      $7,706,791      $8,378,246
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

On July 23, 1998, we completed the private sale to UBS Capital, LLC of $7.5 million of Senior Convertible Preferred Stock. On August 2, 1999, we completed another private sale to UBS Capital of $2.95 million of Series B Convertible Preferred Stock. In conjunction with the issuance of the preferred shares, we agreed to several restrictions and covenants, and granted certain voting and other rights to the holders of the preferred shares. One of the most important of these restrictions is that we cannot incur additional indebtedness, except for indebtedness secured solely by our trade receivables, until we have profitable operations, subject to certain limitations. Another important restriction is that, without the approval of a majority of the preferred stockholders, we cannot issue additional equity securities unless the selling price per share exceeds the then conversion price of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. The present conversion price is $8.14 per share for the Senior Convertible Preferred Stock and $6.50 for the Series B Convertible Preferred Stock. These restrictions could make it more difficult and more costly for us to obtain additional capital. We cannot assure you that additional sources of capital will be available to us or, if available, on terms acceptable to us.

POSSIBLE PRICE VOLATILITY AND LIMITED LIQUIDITY OF STOCK.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage pharmaceutical companies. Contributing to this volatility are various factors and events that can affect our stock price in a positive or negative manner. These factors and events include, but are not limited to:

         - announcements by us or our competitors of new product developments or clinical testing results;

         - governmental approvals, refusals to approve, regulations or actions;

         - developments or disputes relating to patents or proprietary rights;

         -              public concern over the safety of therapies;

         -              financial performance;

         - fluctuations in financial performance from period to period; and

         - small float or number of shares of our stock available for sale and trade.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the NASDAQ's requirements for continued listing on the National Market. For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by NASDAQ. We met both of these criteria as of September 30, 2001, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will continue to have adequate capital to meet the net tangible asset requirement. The NASDAQ National Market has issued new listing qualifications which will become effective November 2002, and which will replace the net tangible asset requirement with a minimum net equity requirement of $10.0 million. At September 30, 2001, the Company meets the new listing qualifications with respect to market capitalization.

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

We have obtained orphan drug designation for Xyrem and, on October 2, 2000, we submitted an NDA for approval. On July 3, 2001, the Company announced the FDA issued an approvable letter regarding the Company's NDA for Xyrem. On October 9, 2001, the Company submitted its response to the FDA's approvable letter. Sodium oxybate is the generic identity of the therapeutic agent for Xyrem. Despite orphan drug designation for Xyrem, another pharmaceutical company could attempt to develop sodium oxybate for the same designated indication as Xyrem or may seek approval of an NDA for their drug prior to the approval of an NDA for Xyrem. If the FDA first approves another sponsor's NDA for sodium oxybate and for the same indication as Xyrem, that sponsor will be entitled to exclusive marketing rights. In that case, the FDA would not approve our application to market Xyrem for seven years, if at all. We are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, however, we have obtained the exclusive right to use Teva's data for one controlled study in our NDA submission. While we are not aware of activities to develop sodium oxybate by any other US Company, we cannot assure you that the FDA will approve Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and marketing approval to other competing products prior to approving our NDA for Xyrem.

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

EUROPE

An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 population. Our European partners have submitted and obtained Orphan designation for both Busulfex and Cystadane in Europe. In May 2001, the Company received notice that it was granted orphan designation for Antizol in Europe for use in methanol poisonings. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe in the future or that another company will not obtain an approval which would block us from marketing our product in Europe.

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

We have contractual development rights to certain compounds through various license agreements. Generally, the licensor can unilaterally terminate these agreements for several reasons, including, but not limited to the following reasons:

         -              for cause if we breach the contract;

         -              if we become insolvent or bankrupt;

         - if we do not apply specified minimum resources and efforts to develop the compound under license; or

         - if we do not achieve certain minimum royalty payments, or in some cases, minimum sales levels.

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

WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Asia, and Canada our most attractive foreign markets. Our current foreign developments are:

         - Europe. We have licensed the marketing and distribution rights for Busulfex, Antizol, Cystadane and Sucraid in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" basis in other parts of Europe. This "emergency use" distribution of the Company's products is expected to result in a limited contribution to the Company's revenues.

         - Australia and New Zealand. We have licensed marketing and distribution rights for Cystadane and Sucraid in Australia and New Zealand. We do not expect revenues to be material from such distribution.

         - Israel. We have licensed marketing and distribution rights for Antizol, Busulfex, Cystadane, Elliotts B Solution and Sucraid in Israel. Full regulatory approval for all products except Antizol was obtained in Israel in February 2000. Antizol has been submitted for approval, however, approval has not yet been received. We do not expect such distribution to result in material revenues.

         - Canada. We have licensed marketing and distribution rights for Antizol in Canada. For Cystadane we have only licensed the distribution rights in Canada. We do not expect such distribution to result in material revenues.

         - Central America. We have licensed marketing and distribution rights for Elliotts B Solution in Central America, but sales have not been material. We do not expect domestic or foreign revenues of Elliotts B Solution to become material.

         - Asia. We have licensed marketing and distribution rights for Busulfex in Japan, the Peoples Republic of China, Taiwan and South Korea. Distribution is limited to clinical trial usage until full regulatory approval is achieved. We have also licensed marketing and distribution rights for Busulfex in Turkey.

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

PATENTS AND OTHER PROPRIETARY RIGHTS ARE SIGNIFICANT FACTORS IN THE PHARMACEUTICAL INDUSTRY.

The pharmaceutical industry and the investment community places considerable importance and value on obtaining patent and trade secret protection for new technologies, products and processes. The patent position of pharmaceutical firms is often highly uncertain and generally involves complex legal, technical and factual questions. Our success depends on several issues, including, but not limited to our ability:

         - to obtain, and enforce proprietary protection for our products under United States and foreign patent laws and other intellectual property laws;

         -              to preserve the confidentiality of our trade secrets;
                        and

         - to operate without infringing the proprietary rights of third parties.

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

We believe that the active ingredients or compounds in our FDA approved and proposed products, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, Xyrem and Sucraid, are in the public domain and presently are not subject to composition of matter patent protection in the United States. However, we have filed a patent application with respect to our formulation of

Xyrem oral solution. United States patents issued to the licensor covers our formulation and use of Busulfex. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

We seek to protect our proprietary information and technology, in part, through confidentiality agreements and inventors' rights agreements with our employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise be disclosed to or discovered by our competitors. We also cannot assure you that our planned activities will not infringe patents owned by others. We could incur substantial costs in defending infringement suits brought against us. We also could incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any such litigation could have a material adverse effect on our business and prospects. In addition, we must often obtain licenses under patents or other proprietary rights of third parties. We cannot assure you that we can obtain any such licenses on acceptable terms, if at all. If we cannot obtain required licenses on acceptable terms, we could encounter substantial difficulties in developing, manufacturing or marketing one or more of our products.

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

THE VALUE OF OUR COMMON STOCK MAY BE PARTICULARLY SENSITIVE TO CHANGES IN ECONOMIC CONDITIONS AS A RESULT OF TERRORIST ATTACKS AND POSSIBLE MILITARY AND OTHER ACTIONS.

The terrorist attacks in New York City and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and resulted in a significant loss of life, significant volatility and declines in U.S., European and other securities markets and interrupted access to capital markets through the closing of the NASDAQ and other stock exchanges. The continued threat of terrorism within the United States and Europe and the potential for military action and heightened security measures in response to that threat as well as in response to a variety of events beyond our control, including natural disasters, civil disturbances and acts of war, may cause additional disruptions in commerce, reduced economic activity, restricted access to capital markets and continued volatility in markets throughout the world. These declines in the securities markets and reduced commercial and economic activity may adversely affect the value of your investment in the Company's securities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable


PART II  - OTHER INFORMATION
Items 1 through 6 are not applicable and have been omitted.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   Orphan Medical, Inc.
                                                        Registrant


     Date  November 13, 2001               By    /s/ Timothy G. McGrath
                                                 ------------------------------
                                                 Timothy G McGrath
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)