Form 10-Q
period 2002-03-31
ORPHAN MEDICAL INC
filed 2002-05-09
CIK 929548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

-------
   X Quarterly Report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the quarterly period ended March 31, 2002
                                                            --------------

-------
        Transition report pursuant to section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the transition period from         to
                                                            -------    -------

Commission File Number     0-24760
                        ----------

                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                             41-1784594
                      --------                                             ----------
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                    organization)

  13911 Ridgedale Drive, Suite 250, Minnetonka,
                    MN  55305                                            (952) 513-6900
                    ---------                                            --------------
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

           Yes         X              No
                    --------                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $.01 par value                          10,344,457
   ----------------------------                          ----------
              (Class)                          (Outstanding at April 30, 2002)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)


                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets -- March 31, 2002 and December 31, 2001.                                            3

Statements of Operations - Three months ended March 31, 2002 and March 31, 2001.
                                                                                                   4

Statements of Cash Flows - Three months ended March 31, 2002 and March 31, 2001.
                                                                                                   5

Notes to Financial Statements                                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                        8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               25

PART II.  OTHER INFORMATION

          Signature                                                                                27


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

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                                MARCH 31          DECEMBER 31,
                                                                           ------------------- -------------------
                                                                                  2002                2001
                                                                           ------------------- -------------------
                                                                               (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                $   16,520,816      $   19,011,245
   Accounts receivable, less allowance for doubtful accounts of
     $34,700 and $25,000 for 2002 and 2001, respectively                         1,653,846           1,645,749
   Inventories                                                                   1,264,353           1,242,120
   Prepaid expenses                                                                327,246              63,662
                                                                           -------------------  -------------------
   Total current assets                                                         19,766,261          21,962,776

Property and equipment:
   Property and equipment                                                        1,108,743           1,056,642
   Accumulated depreciation                                                       (714,412)           (673,142)
                                                                           ------------------- -------------------
                                                                                   394,331             383,500

                                                                           ------------------- -------------------
   Total assets                                                             $   20,160,592      $   22,346,276
                                                                           =================== ===================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                         $      434,385      $    1,152,426
   Accrued royalties                                                               193,811             204,790
   Accrued compensation                                                            494,162           1,065,662
   Deferred revenues                                                                     -             431,310
   Accrued expenses                                                              1,551,220           1,097,881
                                                                           ------------------- -------------------
   Total current liabilities                                                     2,673,578           3,952,069

   Commitments

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value; 14,400 shares authorized; 8,706 shares issued and
     outstanding                                                                        87                  87
   Series B Convertible Preferred Stock, $.01 par value; 5,000
     shares authorized; 3,546 and 3,417 shares issued and                               35                  34
     outstanding
   Series C Convertible Preferred Stock, $.01 par value; 4,000
     shares authorized; 0 shares issued and outstanding                                  -                   -
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and                                    -                   -
     outstanding
   Common stock, $.01 par value; 25,000,000 shares authorized;
     10,291,357 and 10,263,961 issued and outstanding                              102,914             102,639
   Additional paid-in capital                                                   72,848,201          72,364,612
   Accumulated deficit                                                         (55,464,223)        (54,073,165)
                                                                           ------------------- -------------------
Total shareholders' equity                                                      17,487,014          18,394,207
                                                                           ------------------- -------------------
Total liabilities and shareholders' equity                                  $   20,160,592      $   22,346,276
                                                                           =================== ===================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                                   (Unaudited)




                                                        For the Three Months Ended
                                                   --------------------------------------
                                                      March 31,            March 31,
                                                         2002                 2001
                                                   -----------------    -----------------

Revenues                                             $   3,681,638        $   2,341,510

Cost of sales                                              533,276              289,666
                                                   -----------------    -----------------

Gross Profit                                             3,148,362            2,051,844

Operating expenses:
   Research and development                              1,077,031              906,193
   Sales and marketing                                   2,019,916            1,566,707
   General and administrative                            1,068,454            1,116,392
                                                   -----------------    -----------------
Total operating expenses                                 4,165,401            3,589,292
                                                   -----------------    -----------------
Loss from operations                                    (1,017,039)          (1,537,448)

Other income:
   Interest, net                                            84,332              146,974
                                                   -----------------    -----------------

Net loss                                                  (932,707)          (1,390,474)

Less:  Preferred stock dividends                           225,730              221,129
                                                   -----------------    -----------------

Net loss attributable to common shareholders
                                                     $  (1,158,437)       $  (1,611,603)
                                                   =================    =================

Basic and diluted loss per
   common share                                      $       (0.11)       $       (0.19)
                                                   =================    =================

Weighted average number of
   shares outstanding                                   10,282,223            8,463,610
                                                   =================    =================

See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)



                                                            For the Three Months Ended
                                                      ---------------------------------------
                                                          March 31,            March 31,
                                                            2002                 2001
                                                      ------------------   ------------------

OPERATING ACTIVITIES
Net loss                                               $     (932,707)      $   (1,390,474)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             41,269               42,151
     Compensatory options                                           -                    -
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses               (1,278,489)          (1,603,557)
       Inventories                                            (22,233)              (2,380)
       Accounts receivable and other current assets          (271,682)             257,426
                                                      ------------------   ------------------
Net cash used in operating activities                      (2,463,842)          (2,696,834)

INVESTING ACTIVITIES
   Purchase of office equipment                               (52,101)             (35,070)
   Maturities of short-term investments                             -            7,284,331
                                                      ------------------   ------------------
Net cash provided by (used in) investing activities           (52,101)           7,249,261

FINANCING ACTIVITIES:
   Employee stock purchase plan                                10,650               33,033
   Stock option exercise proceeds                              23,162               85,113
   Private common stock placement                              (8,101)                   -
   Cash dividends                                                (197)                  (9)
                                                      ------------------   ------------------
Net cash provided by financing activities                      25,514              118,137
                                                      ------------------   ------------------

Increase (decrease) in cash and cash equivalents           (2,490,429)           4,670,564
Cash and cash equivalents at beginning of
   period                                                  19,011,245            1,115,319
                                                      ------------------   ------------------
Cash and cash equivalents at end of
   period                                              $   16,520,816       $    5,785,883
                                                      ==================   ==================

See accompanying notes

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected strategic therapeutic areas. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has six products that have been approved for marketing by the Food and Drug Administration (the "FDA") and is currently developing one potential product. The Company expects to seek additional products for development.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. REVENUE RECOGNITION
Sales are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns of outdated product and discounts. The Company is obligated to accept from all domestic customers the return of products that have reached their expiration date. The Company is not obligated to accept returns of outdated product from its international distribution partners. The Company monitors the return of product and modifies its accrual for outdated product returns as necessary. Management bases the reserve on historical experience and these estimates are subject to change.

Deferred revenue represents prepayment from customers for products not yet shipped.

4. INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.


                                      MARCH 31,        DECEMBER 31,
                                        2002               2001
                                   ---------------- --------------------

Raw materials and packaging           $    866,756     $    981,583
Finished goods                             397,597          260,537
                                   ---------------- --------------------
                                      $  1,264,353     $  1,242,120
                                   ================ ====================


5. COMPREHENSIVE LOSS

The following summarizes the comprehensive loss for the periods ended:


                                              MARCH 31,
                                      2002                2001
                               -------------------- --------------------

Net Income                      $     (932,707)     $     (1,390,474)
Unrealized gain on securities              -                   8,796
                               -----------------------------------------
Total net comprehensive income  $     (932,707)     $     (1,381,678)
                               =========================================

6. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acquisition, manufacturing and marketing. At March 31, 2002, the Company estimates that it could incur approximately $4.7 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

7. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires in June 2002. The maximum amount available to the Company under this arrangement is $1.0 million, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $1.0 million. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through March 31, 2002, the Company has not borrowed under this arrangement. The Company expects to renew this line of credit under substantially the same terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2002 titled Risk Factors.

GENERAL
Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through March 30, 2002 of $55.5 million. In addition, the Company expects to incur additional losses from operations in fiscal years 2002 and 2003.

RECENT DEVELOPMENTS

On April 10, 2002 the Company announced that the FDA issued an Approvable Letter for Xyrem(R) (sodium oxybate) oral solution as a treatment for cataplexy, a sudden loss of muscle tone associated with narcolepsy. The letter requires, as a condition of final approval of Xyrem, that Orphan Medical clarify certain respiratory data and submit satisfactory final labeling and promotional materials. It also requires the FDA to conduct additional clinical trial site review.

The Company is currently preparing its formal response and believes it can provide a complete response to the respiratory and labeling issues presented in the Approvable Letter within approximately 30 days of the date of the letter. Under the Prescription Drug User Fee Act, the FDA is then required to complete its review within sixty days of receiving the Company's response.

With regard to the clinical site inspection, Xyrem, as an orphan drug, is supported by a relatively small safety database. In the letter, the FDA raised a question about the supporting documentation at one of the 28 sites at which clinical data was generated. As a consequence, the FDA said it would require additional clinical site review, which will begin within the next month.

Regarding the respiratory issues, the FDA questioned data related to the variability in sleep disordered breathing events, particularly in two patients with pre-existing moderate to severe sleep apnea. The Company believes it can adequately respond with existing clinical trial data, since the observed variability was not associated with oxygen desaturation and showed no dose relationship between drug and effect.

In its letter, the FDA stated that it is prepared to approve Xyrem under Subpart H of the Food, Drug & Cosmetic Act once acceptable final labeling is submitted and the clinical site and respiratory matters are adequately addressed. Subpart H provides for restrictions on the marketing, distribution and risk management of pharmaceuticals. Orphan Medical has supplied the FDA with a risk management program under which distribution of Xyrem will be controlled through one central pharmacy.

On April 25, 2002 the Company announced that it has both licensed patent rights and acquired certain data relating to butamben (butyl-p-aminobenzoate) suspension. The Company will investigate butamben as a supplement to opiate analgesia treatment for intractable cancer pain. Initiation of a full development program will depend on the outcome of the Company's continuing market research and development assessment of the product. The Company expects to complete its assessment in the fourth quarter of 2002. If the assessment is positive, the Company will initiate a development program. Costs associated with the acquisition and the completion of the assessment will not be material to the financial results in fiscal 2002.

In addition to licensing worldwide rights under two patents, the Company has acquired pre-clinical and early clinical data. In these studies, a series of epidurally delivered butamben appeared to be highly selective in blocking pain transmission with no residual sensory or motor effects. It also appeared to have long lasting effects, averaging about six months.

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

Net loss applicable to common shareholders was $1.2 million for the three months ended March 31, 2002 compared to $1.6 million for the three months ended March 31, 2001. The decrease in net loss can be attributed, in part, to an increase in revenue for the quarter ended March 31, 2002 compared to the same period in the prior year. In addition, the Company had higher expenses for the three months ended March 31, 2002 in both sales and marketing and research and development compared to the same period in the prior year. These increases were offset by lower general and administrative expenses for the first three months of 2002 as compared to the same period in the prior year. The preferred stock dividend increased in the first quarter of 2002 over the first quarter of 2001 due to issuance of additional preferred shares in August 2001 and February 2002 to pay dividends on outstanding Preferred Stock. This preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 57% to $3.7 million for the three months ended March 31, 2002 compared to $2.3 million for the same period in the prior year. The number of institutions using Antizol(R) (fomepizole) Injection continued to grow. Revenue was 29% above the comparable period last year with 59 new hospitals ordering for the first time.

Use of Busulfex(R) (busulfan) Injection in preparative regimens for bone marrow transplantation continued to grow resulting in an increase in first quarter revenue of 36% compared to prior year. The increase was largely due to the conversion of additional protocols in key institutions to regimens that include Busulfex, as the top 25 centers using Busulfex have increased their use by 50% compared to the prior year. International revenue for Busulfex was 547% above the comparable period in the prior year. A substantial portion of the increase was due to the shipment of clinical supplies of drug product to two of our international distribution partners. In addition, shipments of Busulfex for both named patient usage and to countries where Busulfex has not been approved increased over the comparable period in the prior year. Sales from these sources will vary from quarter to quarter based on the needs of the distribution partners.

Gross profit margins decreased to 86% for the 2002 quarter compared to 88% for the 2001 quarter due to product mix. Cost of sales was $0.5 million for the three months ended March 31, 2002 compared to $0.3 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 19% from $0.9 million for the three months ended March 31, 2001 to $1.1 million for three months ended March 31, 2002. The increase results from reduced research and development spending on Xyrem during the first quarter of 2001 pending the outcome of the NDA submission and the increased spending for ongoing Phase III(b) trials for Xyrem during the first quarter of 2002. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for this trial will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 29% from $1.6 million for the three months ended March 31, 2001 to $2.0 million for the three months ended March 31, 2002. This increase is attributable to spending related to pre-approval market planning for Xyrem. Sales and marketing expenses will likely continue to increase in subsequent quarters, however, at reduced rates of increase

General and administrative expense decreased 4% from $1.2 million for the three months ended March 31, 2001 to $1.1 million for the three months ended March 31, 2002. The decrease in general and administrative expenses is due to a reduction in general consulting expenses for the quarter. General and administrative expenses will increase during the next few quarters as the Company expands its infrastructure to support Xyrem.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 43% from $146,974 in the first quarter of 2001 to $84,332 in the first quarter of 2002. Although the average invested balance in the first quarter of 2002 is much larger than the invested balances in the prior year, the average rate of return has decreased from approximately 6.25% during the first quarter of 2001 to approximately 2.9% during the first quarter of 2002. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem marketing and development activities, and for working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the 2002 and 2001 first quarters. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2002 Senior Preferred Stock dividend, the Company elected to issue 23,914 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. In December 2001, the Company completed a private placement of 1.707 million shares of newly issued common stock, resulting in net proceeds of $13.0 million. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $60.5 million.

Net working capital (current assets less current liabilities) decreased from $18.0 million at December 31, 2001 to $17.1 million at March 31, 2002. Cash and cash equivalents decreased from $19.0 million at December 31, 2001 to $16.5 million at March 31, 2002. The decrease is a result of a $1.3 million decrease in current liabilities as a result of payments in the first quarter offset by an increase in prepaid expenses. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $1.0 million commercial revolving line of credit with a bank, expiring in June, 2002. The Company expects to renew this facility on substantially similar terms. To date, the Company has not borrowed under this arrangement.

The Company's commitments for outside development spending were $4.7 million at March 31, 2002 and $4.0 million at December 31, 2001. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through March 31, 2003.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at March 31, 2002. The Company's net tangible assets at March 31, 2002 equaled approximately $17.5 million and the Company's market capitalization was approximately $133.8 million (based on the last sale price of $13.00 and 10,291,357 shares outstanding as of March 31, 2002). Although the Company does not expect to be profitable in 2002, the Company nevertheless expects to continue to meet the net tangible asset requirement for listing on the NASDAQ National Market. However, there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2002 and thereafter. The NASDAQ National Market issued new listing qualifications, which will become effective November 2002, and which will replace the net asset requirement with a minimum net equity requirement of $10.0 million. At March 31, 2002, the Company meets the new listing requirements with respect to market capitalization. However there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2002 and thereafter.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

GEOGRAPHIC SALES INFORMATION
The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the quarters ended March 31, 2002 and 2001, respectively.




                                   For the Three Months Ended
                              -------------------------------------
                                  March 31,          March 31,
                                    2002               2001
                              ------------------ ------------------

          Domestic            $     2,543,925    $     1,920,905

          International             1,137,713            420,605

                              -------------------------------------
          Total               $     3,681,638    $     2,341,510
                              =====================================


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

The market value and liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. Although we currently meet the requirements for listing on the Nasdaq National Market, we cannot assure you that we will continue to meet these requirements. The Nasdaq National Market has issued new listing qualifications which will become effective November 2002, and which will replace the net tangible asset requirement with a minimum net equity requirements of $10.0 million. At March 31, 2002, we met the new listing qualifications with respect to market capitalization. We cannot assure you that we will continue to meet the new listing qualification requirements.

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

EUROPE

The European orphan drug act provides for up to ten years of market exclusivity for a pharmaceutical product that meets the requirement of the European orphan drug act. For a pharmaceutical product to qualify under the act, the prevalence (or incidence), of the condition being treated must not exceed five patients per 10,000 population. Our European partners submitted and obtained orphan drug designation under the act for Busulfex and Cystadane, and in May 2001 we were granted orphan drug designation under the act for Antizol for use in methanol poisonings. We submitted a request for orphan drug status for Xyrem in the European Union in 2001. At this time we have not received a formal response to this request. While these products are currently designated as orphan drugs, we cannot assure you that these products will continue to qualify for orphan drug protection in Europe or that we will be able to obtain orphan drug protection in Europe for other or future products. We also cannot provide you any assurance that another company will not obtain an approval which would block us from marketing our products in Europe.

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

We depend on external laboratories and medical institutions to conduct our pre-clinical and clinical analytical testing in compliance with clinical and laboratory practices established by the FDA. The data obtained from pre-clinical and clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in FDA or any foreign regulatory authority policy for drug approval during the period of development and in the requirements for regulatory review of each submitted NDA could result in additional delays or outright rejection.

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

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate product sales of an acceptable level. We have discontinued the development of eleven products from our portfolio since inception, primarily to focus our development efforts and resources on our products that fit within our three therapeutic areas: Antidote; Oncology Support; and Sleep Disorders or for which we believe there is an opportunity for growth or profitability. We evaluate new opportunities in these and other therapeutic areas which we believe have opportunities for growth. We cannot assure you that any of these discontinued products currently, or may in the future, have any value. Depending on available financing, we may develop one or more of these discontinued products in the future. We cannot assure you that we will continue development of our current or any proposed products, or that we will continue marketing all of our FDA approved products.

SIGNIFICANT GOVERNMENT REGULATION CONTINUES ONCE A PRODUCT IS APPROVED FOR SALE.

After the FDA approves a drug, the FDA's Advertising and Communication division must accept the drug's marketing claims, which are the basis for the drug's labeling, advertising and promotion. We cannot assure you that the FDA will approve our proposed marketing claims. Failure to obtain approval of our proposed marketing claims could have a material adverse effect on our business and prospects.

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

If the FDA approves an NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications ("DDMAC"), the FDA's marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing with a modification, or restriction to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, to be conducted. The method and system of a drug's distribution can also be controlled by the FDA if approved under Subpart H regulations.

WE DEPEND ON OTHERS FOR PRODUCT DEVELOPMENT OPPORTUNITIES.

We engage only in limited research to identify new pharmaceutical compounds. To build our product portfolio, we utilize a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets within selected strategic therapeutic areas. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can or will be successfully developed, approved or marketed. We rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to license or acquire new pharmaceutical products, or to promote and market products successfully, would have a material adverse effect on our business and our prospects.

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

BULK DRUG SUPPLY

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on Ash Stevens, Inc. for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose Ash Stevens as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 88% of our total revenues in 2001 and 2000, and which are expected to account for approximately 76% of our revenues in 2002. We depend substantially on Lonza, Inc. for the supply of bulk drug substance used in Xyrem. If we were to lose Lonza as a supplier, we would be required to identify a new supplier before an NDA is submitted for Xyrem. We also cannot assure you that our bulk drug supply arrangements with Ash Stevens and Lonza, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on an affiliate of Boehringer Ingelheim for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet. Upon FDA approval of Xyrem, an affiliate of DSM, N.V. has been authorized to manufacture Xyrem. If we were to lose Boehringer as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of our total revenues in 2001 and 2000, and which are expected to account for approximately 75% of our total revenues in 2002. We cannot assure you that our drug product manufacturing arrangements with Boehringer and DSM, N.V. will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements with Boehringer and DSM, N.V could adversely affect production of Busulfex, Antizol, Antizol-Vet or Xyrem, or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

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

WE DEPEND UPON OTHERS FOR DISTRIBUTION OF OUR PRODUCTS.

We have an agreement with CORD Logistics, Inc.(CORD), a subsidiary of Cardinal Health, Inc., to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. CORD also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products. CORD currently distributes Busulfex, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. CORD may also distribute future products should those products receive marketing clearance from the FDA. We are substantially dependent on CORD's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and other potential products.

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

    - Canada. We have licensed marketing and distribution rights for Antizol and Cystadane. We do not expect to generate material revenues from these marketing and distribution activities.

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

    - Israel. We have licensed marketing and distribution rights for Antizol, Busulfex, Cystadane, and Sucraid in Israel. Full regulatory approval for all products except Antizol was obtained in February 2000. Antizol has been submitted for approval. We do not expect to generate material revenues from these marketing and distribution activities.

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

OUR PRODUCTS MIGHT BE RECALLED.

A product can be recalled at our discretion or at the discretion of the FDA, the U.S. Federal Trade Commission, a foreign regulatory authority, or other government agencies having regulatory authority for marketed products. A recall may occur due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We cannot assure you that a product recall will not occur. We do not carry any insurance to cover the risk of a potential product recall. Any product recall could have a material adverse effect on our business and prospects. To date, none of our products have been subject to a recall. We cannot assure you that our products will not be subject to a recall in the future.

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

We believe that the active ingredients or compounds in our FDA approved and proposed products, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, Xyrem and Sucraid, are in the public domain and are not currently subject to patent protection in the United States. However, we have filed a patent application with respect to our formulation of Xyrem oral solution. United States patents issued to The University of Texas System and The University of Houston-University Park, the group from whom we license the formulation for Busulfex, cover our formulation and use of Busulfex. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

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

IF WE ARE UNABLE TO RESPOND TO RAPIDLY CHANGING TECHNOLOGIES AND OTHER DEVELOPMENTS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

Items 1-6 are not applicable and have been omitted.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Orphan Medical, Inc.
                                               --------------------
                                                    Registrant


     Date  May 9, 2002                 By       /s/ Timothy G. McGrath
           ---------------                      ----------------------
                                                 Timothy G McGrath
                                                Chief Financial Officer
                                              (duly authorized officer and
                                               principal financial officer)