Form 10-Q
period 2002-06-30
ORPHAN MEDICAL INC
filed 2002-08-14
CIK 929548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002
                                                            -------------

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
           Yes         X                  No
                    --------                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 par value                   10,346,682
      ----------------------------                   ----------
                 (Class)                   (Outstanding at August 1, 2002)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - June 30, 2002 and December 31, 2001.                                              3

Statements of Operations - Three and six months ended June 30, 2002 and June 30, 2001.             4

Statements of Cash Flows - Six months ended June 30, 2002 and June 30, 2001.                       5

Notes to Financial Statements                                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               24

PART II.  OTHER INFORMATION

Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.  Submission of Matter to Vote of Security Holders                                          25

Item 6.  Exhibits and Reports on Form 8-K                                                          25


          Signature                                                                                28


Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), MedExpand(TM), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                    2002               2001
                                                                                ------------       ------------
Assets                                                                          (Unaudited)           (Note)
     Current assets:
     Cash and cash equivalents                                                  $ 15,781,878       $ 19,011,245
     Accounts receivable, less allowance for doubtful accounts of $25,000
        for 2002 and 2001                                                          1,954,599          1,645,749
     Inventories                                                                   1,981,763          1,242,120
     Other current assets                                                            183,651             63,662
                                                                                ------------       ------------
     Total current assets                                                       $ 19,901,891       $ 21,962,776

Property and equipment                                                             1,221,225          1,056,642
Accumulated depreciation                                                            (762,242)          (673,142)
                                                                                ------------       ------------
                                                                                     458,983            383,500
                                                                                ------------       ------------
     Total assets                                                               $ 20,360,874       $ 22,346,276
                                                                                ============       ============

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                                613,744          1,152,426
     Accrued liabilities                                                           3,192,474          2,368,333
     Deferred revenues                                                               249,480            431,310
                                                                                ------------       ------------
     Total current liabilities                                                     4,055,698          3,952,069
     Commitments
Shareholders' equity:
    Senior Convertible Preferred Stock, $.01 par value; 14,400 shares
      authorized; 8,706 shares issued and outstanding                                     87                 87
    Series B Convertible Preferred Stock, $.01 par value; 5,000 shares
      authorized; 3,546 and 3,417 shares issued and outstanding                           35                 34
    Series C Convertible Preferred Stock, $.01 par value; 4,000 shares
      authorized; 0 shares issued and outstanding                                         --                 --
    Series D Convertible Preferred Stock, $.01 par value; 1,500,000 shares
      authorized; 0 shares issued and outstanding                                         --                 --
    Common stock, $.01 par value; 25,000,000 shares authorized; 10,346,682
      and 10,263,961 issued and outstanding                                          103,467            102,639
    Additional paid-in capital                                                    73,152,116         72,364,612
    Accumulated deficit                                                          (56,950,529)       (54,073,165)
                                                                                ------------       ------------
     Total shareholders' equity                                                   16,305,176         18,394,207
                                                                                ------------       ------------
     Total liabilities and shareholders' equity                                 $ 20,360,874       $ 22,346,276
                                                                                ============       ============



Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      For the Three Months Ended            For the Six Months Ended
                                                   -------------------------------       -------------------------------
                                                      June 30,           June 30,           June 30,           June 30,
                                                        2002               2001               2002               2001
                                                   ------------       ------------       ------------       ------------
Revenues, net                                        $3,505,639         $2,424,843         $7,159,541         $4,766,352

Cost of sales                                           525,295            434,579          1,053,046            724,245
                                                   ------------       ------------       ------------       ------------

Gross Profit                                          2,980,344          1,990,264          6,106,495          4,042,107

Operating expenses:
     Research and development                         1,331,578          1,355,604          2,413,810          2,364,886
     Sales and marketing                              1,709,026          1,213,880          3,723,741          2,634,297
     General and administrative                       1,464,649          1,223,405          2,538,629          2,382,997
                                                   ------------       ------------       ------------       ------------
Total operating expenses                              4,505,253          3,792,889          8,676,180          7,382,180
                                                   ------------       ------------       ------------       ------------
Loss from operations                                 (1,524,909)        (1,802,625)        (2,569,685)        (3,340,073)

Other income:
     Interest, net                                       66,339             93,336            150,671            240,310
                                                   ------------       ------------       ------------       ------------

Net loss                                             (1,458,570)        (1,709,289)        (2,419,014)        (3,099,763)

Less:  Preferred stock dividends                        226,683            224,383            452,413            445,512
                                                   ------------       ------------       ------------       ------------

Net loss attributable to common shareholders        ($1,685,253)       ($1,933,672)       ($2,871,427)       ($3,545,275)
                                                   ============       ============       ============       ============

Basic and diluted loss per common share                  ($0.16)            ($0.23)            ($0.28)            ($0.42)
                                                   ============       ============       ============       ============

Weighted average number of shares outstanding        10,343,597          8,483,154         10,312,981          8,473,491
                                                   ============       ============       ============       ============

See accompanying notes

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                        -------------------------------
                                                                           June 30,           June 30,
                                                                             2002               2001
                                                                        ------------       ------------
OPERATING ACTIVITIES
   Net loss                                                              ($2,419,014)       ($3,099,763)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                          89,099             85,442
       Changes in operating assets and liabilities:
          Accounts payable and accrued expenses                              103,629         (1,457,449)
          Inventories                                                       (739,643)            16,871
          Accounts receivable and current assets                            (428,839)           113,774
                                                                        ------------       ------------
   Net cash used in operating activities                                  (3,394,768)        (4,341,125)

 INVESTING ACTIVITIES
     Purchase of office equipment                                           (164,582)           (51,393)
     Purchases of short-term investments                                          --         10,301,935
     Maturities of short-term investments                                         --             12,342
                                                                        ------------       ------------
   Net cash (used in) provided by investing activities                      (164,582)        10,262,884

 FINANCING ACTIVITIES:
     Employee stock purchase plan                                            317,756             46,686
     Stock option exercise proceeds                                           20,525             86,674
     Private common stock placement                                           (8,101)                --
     Cash dividends                                                             (197)                (9)
                                                                        ------------       ------------
   Net cash provided by financing activities                                 329,983            133,351
                                                                        ------------       ------------

   (Decrease) increase in cash and cash equivalents                       (3,229,367)         6,055,110
Cash and cash equivalents at beginning of period                          19,011,245          1,115,319
                                                                        ------------       ------------
Cash and cash equivalents at end of period                               $15,781,878         $7,170,429
                                                                        ============       ============


                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected therapeutic areas. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. As of June 30, 2002, the Company had six products that were approved for marketing by the Food and Drug Administration (the "FDA"). A seventh product was approved for marketing by the FDA on July 17, 2002. The Company expects to seek additional products for development.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. REVENUE RECOGNITION
Sales are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns and discounts. The Company is obligated to exchange products that have reached their expiration date for all domestic customers. The Company is not obligated exchange expired product from its international distribution partners. The Company monitors the return of product and modifies its accrual for expired product returns as necessary. Since management bases the reserve on historical experience and other relevant information reserve estimates are subject to change.

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

                                           JUNE 30,               DECEMBER 31,
                                             2002                     2001
                                          ----------              ------------
Raw materials and packaging               $1,565,709               $  981,583
Finished goods                               416,054                  260,537
                                          ----------               ----------
                                          $1,981,763               $1,242,120
                                          ==========               ==========

5. COMPREHENSIVE INCOME

The following summarizes the comprehensive income for the periods ended:

                                                   JUNE 30,
                                          2002                  2001
                                     -----------------------------------
Net Income                           $ (2,871,427)         $ (3,545,275)
Unrealized gain on securities                  --                12,342
                                     -----------------------------------
Total net comprehensive income       $ (2,871,427)         $ (3,532,933)
                                     ===================================

6. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acquisition, manufacturing and marketing. At June 30, 2002, the Company estimates that it could incur approximately $4.4 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

7. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires in June 2003. The maximum amount available to the Company under this arrangement is $1.0 million, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $1.0 million in cash. Advances are charged a variable rate of interest equal to the prime rate. Through June 30, 2002, the Company has not borrowed under this arrangement.

                          NOTES TO FINANCIAL STATEMENTS
                              (Unaudited) continued

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended June 30, 2002. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2002 titled "Risk Factors".

GENERAL
Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and initiating the commercial launch and support of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through June 30, 2002 of $57.0 million. In addition, the Company expects to incur additional losses from operations for the remainder of fiscal year 2002 and for fiscal year 2003.

RECENT DEVELOPMENTS
On July 17, 2002 the Company announced that the U.S. Food and Drug Administration (FDA) had approved Xyrem(R) (sodium oxybate) oral solution to treat cataplexy, a sudden loss of muscle tone associated with narcolepsy. Xyrem is the first approved medication indicated for the treatment of cataplexy.

Narcolepsy is a chronic neurological disorder affecting approximately 140,000 Americans. An estimated 60-90 percent of narcolepsy patients experience cataplexy. Cataplexy is a debilitating symptom of narcolepsy usually triggered by strong emotions such as laughter, anger, or surprise. In its most severe form, cataplexy can cause a person to collapse during waking hours.

Xyrem (sodium oxybate) is a central nervous system (CNS) depressant and should not be used in conjunction with alcohol or other CNS depressants. Sodium oxybate is GHB (gamma hydroxybutyrate), a known drug of abuse. The abuse of GHB has been associated with a number of important CNS adverse clinical events, including seizure, respiratory depression, and profound decreases in level of consciousness, with instances of coma and death. Even at recommended doses, use has been associated with confusion and other neuropsychiatric events. Reports of respiratory difficulties occurred in clinical trials.

Distribution of Xyrem, a Schedule III controlled substance, is governed by the FDA's Subpart H regulations. To comply with these regulations, the Company has developed a rigorous system that makes Xyrem available to patients from a single, specialty pharmacy. Both physicians and patients must receive an education program from the Company before obtaining Xyrem. Orphan Medical has worked closely with the FDA, DEA and law enforcement agencies to develop strict distribution and risk-management controls designed to restrict access to Xyrem to the intended patient population. The Company has begun the hiring and training of approximately 36 additional sales employees who will call on accredited sleep centers, and other physician specialists treating those with cataplexy. The Company plans to launch Xyrem at the beginning of the fourth quarter.

The Company has worked with physicians, patients, and FDA for nearly eight years to bring Xyrem to patients with cataplexy. The Company is continuing work to understand fully Xyrem's mechanism of action. The Company also expects to complete by the end of 2002 the clinical portion of the Phase III(b) trial designed to assess the efficacy of Xyrem in incrementally reducing excessive daytime sleepiness as a supplement to stimulant therapy.

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001
Net loss applicable to common shareholders was $1.7 million for the three months ended June 30, 2002 compared to $1.9 million for the three months ended June 30, 2001. The decrease in the loss results principally from an increase in revenues from approved products offset partially by higher sales and marketing expenses due to anticipated growth of Xyrem related activities and increases for infrastructure in the general and administrative area. The preferred stock dividend increased slightly in the second quarter of 2002 over the second quarter of 2001 due to issuance of additional preferred shares in August 2001 and February 2002 to pay dividends on outstanding Preferred Stock. This preferred stock dividend has been increasing the net loss applicable to common shareholders in the each quarter.

Net revenues increased 45% to $3.5 million for the three months ended June 30, 2001 compared to $2.4 million the prior year. Revenues from Antizol(R) (fomepizole) Injection and Busulfex(R) (busulfan) Injection continue to grow. Worldwide revenues from Antizol increased 74% largely due to increased hospital purchases. Domestic revenues of Busulfex increased 47% for the second quarter over the same quarter in the prior year reflecting additional market penetration with new sites as well as strong demand from repeat customers. International revenue from Busulfex was 35% above the comparable period in the prior year. Canadian revenue from Busulfex contributed a substantial portion of the increase to international sales. Outside Canada, revenues from Busulfex also increased as a result of greater usage on a named patient basis.

Gross profit margins increased to 85% for the 2002 quarter compared to 82% for the 2001 quarter. Cost of sales as a percentage of net sales may fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased 2% to $1.3 million for the three months ended June 30, 2002 from $1.4 million for three months ended June 30, 2001. The amounts spent for research and development were substantially the same for both quarters since activities in both periods were similar. Both the 2001 and 2002 spending included ongoing trials for Xyrem and other development activities, however, activities were not at a maximum pace pending the outcome of the Xyrem NDA submission. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters as will additional trials and data updates requested by the FDA in the approval letter. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of subjects screened and actively enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 41% to $1.7 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2002. This increase is largely attributable to increased spending in pre-approval market planning for Xyrem. Sales and marketing expenses will increase significantly for the remainder of 2002 and early 2003 as the sales force to support Xyrem is added and the execution of marketing plans to launch and support Xyrem begin.

General and administrative expense increased 20% to $1.5 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. The increase in general and administrative expenses is related to building infrastructure to prepare for the anticipated Xyrem launch. General and administrative expenses are expected to increase somewhat above current levels in the next few quarters as additional personnel are added and other support projects are initiated.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 29% to $66,339 in the second quarter of 2002 from $93,336 in the second quarter of 2001. This decrease is the result of declining interest rates on invested funds, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem commercialization activities, and other working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the second quarter of both 2002 and 2001. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common and preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2002 Senior Preferred Stock dividend, the Company elected to issue 23,914 shares of common stock to satisfy its obligation. The Company intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. The Company intends to continue to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001
Net loss applicable to common shareholders was $2.9 million for the first six months of 2002 compared with a net loss of $3.5 million for the first six months of 2001. The decrease in the loss results principally from an increase in revenues from approved products offset partially by higher sales and marketing expenses due to anticipated growth of Xyrem related activities and increases for infrastructure in the general and administrative area. The preferred stock dividend increased in the first six months of 2002 over the first six months of 2001 due to the issuance of additional preferred stock in the prior year to pay dividends. The preferred stock dividend increased the net loss applicable to common shareholders in the current period.

Net revenues increased 50% to $7.2 million in the first six months of 2002 from $4.8 million in the first six months of 2001. Revenues form Antizol(R) (fomepizole) Injection and Busulfex(R) (busulfan) Injection continue to grow. Revenues from Antizol in the U.S. increased 47% largely due to increased hospital purchases. Busulfex continued to penetrate the U.S. market further with new sites accounting for 20% of first half growth. Busulfex orders from the top 25 users in the U.S. are up 40% over prior year and sales in Canada have doubled. International revenue for Busulfex was 284% above the comparable period in the prior year. A substantial portion of the increase in international revenues was due to the shipment of clinical supplies of drug product to two of our international distribution partners. Outside the U.S. and Canada, sales of Busulfex also increased as a result of greater usage on a named patient basis.

Gross profit margins were 85% for both the six months ended June 30, 2002 and 2001. Cost of sales as a percentage of net sales may fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expenses were $2.4 million for the six months ended June 30, 2002 and 2001. The amounts spent for research and development were substantially the same for both quarters. Both the 2001 and 2002 spending included ongoing trials for Xyrem and other development activities, however, activities were not at a maximum pace pending the outcome of the Xyrem NDA submission. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters as will additional post-approval studies and data updates requested by the FDA. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 41% to $3.7 million for the six months ended June 30, 2002 from $2.6 million for the six months ended June 30, 2001. This increase is largely attributable to increased spending in pre-approval market planning for Xyrem. Sales and marketing expenses will increase significantly for the remainder of 2002 and early 2003 as the internal sales force to support Xyrem is hired and the execution of marketing plans to launch and support Xyrem begin.

General and administrative expense increased 7% to $2.5 million for the six months ended June 30, 2002 from $2.4 million for the same period in the prior year. The increase in general and administrative expenses is related to building infrastructure to prepare for the anticipated Xyrem launch. General and administrative expenses are expected to increase somewhat above current levels in the next few quarters.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 37% to $150,671 in the first six months of 2002 from $240,360 in the first six months of 2001. This decrease is the result of declining interest rates on invested funds, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and other working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.5 million for the first six months of 2002 and $0.4 million for the first six months of 2001. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2002 Senior Preferred Stock dividend, the Company elected to issue 23,914 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

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

Net working capital (current assets less current liabilities) decreased from $18.0 million at December 31, 2001 to $15.8 million at June 30, 2001. Cash and cash equivalents, and available-for-sale securities decreased from $19.0 million at December 31, 2001 to $15.8 million at June 30, 2002. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $1.0 million commercial revolving line of credit with a bank, expiring in June 2003. To date, the Company has not borrowed under the credit arrangement.

The Company's commitments for outside development spending were $4.4 million and $3.0 million at June 30, 2002 and December 31, 2001 respectively. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through June 30, 2003.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at June 30, 2002. The Company's net tangible assets at June 30, 2002 equaled approximately $16.3 million and the Company's market capitalization was approximately $97.8 million (based on the last sale price of $9.45 and 10,346,682 shares outstanding as of June 30, 2002). Although the Company does not expect to be profitable in 2002, the Company nevertheless expects to continue to meet the net tangible asset requirement for listing on the NASDAQ National Market. However, there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2002 and thereafter. The NASDAQ National Market issued new listing qualifications, which will become effective November 2002, and which will replace the net asset requirement with a minimum net equity requirement of $10.0 million. At June 30, 2002, the Company met both of the new listing requirements. However, there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2002 and thereafter.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

GEOGRAPHIC SALES INFORMATION
The Company monitors sales in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the quarters and six months ended June 30, 2002 and 2001, respectively.


                        For the Three Months Ended              For the Six Months Ended
                   -------------------------------------  ----------------------------------
                       June 30,           June 30,            June 30,           June 30,
                         2002               2001                2002               2001
                   ------------------ ------------------  -----------------  ---------------
Domestic           $     2,713,178    $     1,984,706     $     5,229,367    $     4,016,701

International              792,461            440,137           1,930,174            749,651
                   -------------------------------------------------------------------------
Total              $     3,505,639    $     2,424,843     $     7,159,541    $     4,766,352
                   =========================================================================

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

WE HAVE A HISTORY OF LOSSES.

We have been unprofitable since our inception in 1994. We expect operating losses in 2002 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. Our ability to achieve profitability in future years will depend on, among other factors, market acceptance of, and demand for, Xyrem, as well as the development, regulatory approval, and market demand for our other Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

THE MARKET PRICE OF OUR COMMON STOCK COULD FLUCTUATE IN RESPONSE TO QUARTERLY OPERATING RESULTS AND OTHER FACTORS.

The market price of our common stock could fluctuate significantly in response to a number of factors, including but not limited to:
- our quarterly financial performance;
- announcements by us or our competitors of new product developments or clinical testing results;
- governmental approvals, refusals to approve, regulations or actions;
- developments or disputes relating to patents or proprietary rights;
- public concern over the safety of therapies; and
- small float or number of shares of our common stock available for sale and trade.

The market value and liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the

National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. Although we currently meet the requirements for listing on the Nasdaq National Market, we cannot assure you that we will continue to meet these requirements. The Nasdaq National Market has issued new listing qualifications which will become effective November 2002, and which will replace the net tangible asset requirement with a minimum net equity requirements of $10.0 million. At June 30, 2002, we met the new listing qualifications with respect to both of these requirements. We cannot assure you that we will continue to meet the new listing qualification requirements.

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

THERE IS A LIMITED MARKET FOR OUR PRODUCTS.

While we will seek to obtain and market products that address diseases with prevalence larger than orphan diseases (200,000 or fewer patients in the United States), all our current products and many of our future products will address orphan diseases. Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. We cannot assure you that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

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

The second step in obtaining limited protection under the Orphan Drug Act for a specific product is acquiring the FDA's recognition of "orphan drug status." This step involves submission of a New Drug Application ("NDA") to the FDA containing all clinical study results, safety and manufacturing information and requesting approval to market a drug for the designated indication. The FDA will grant orphan drug status to the first company to receive approval of an NDA for the designated indication. Orphan drug status gives a company the exclusive right to market the approved product in the United States for that specific approved indication for a period of seven years, subject to certain limitations. Obtaining orphan drug status for a particular product may not, however, prevent another company from developing or marketing a similar drug having a different formulation or composition for the same or different indication. In addition, orphan drug status does not provide any marketing exclusivity in foreign markets. While obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future or will have meaningful or material value to us. Although certain foreign countries provide marketing for orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us.

We have obtained orphan drug status for Antizol, Elliotts B Solution, Cystadane, Sucraid, Busulfex, and Xyrem. Although we are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, we have obtained the exclusive right to use Teva's data for one controlled study included in our NDA submission. While we are not aware of any activities to develop sodium oxybate by any other U.S. company, we cannot assure you that such activities are not being conducted, or that the FDA will approve our NDA for Xyrem first for the designated indication. We also cannot assure you that the FDA will not grant orphan drug designation and orphan drug status to other competing products subsequent to approval of our NDA for Xyrem.

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

EUROPE
The European orphan drug act provides for up to ten years of market exclusivity for a pharmaceutical product that meets the requirement of the European orphan drug act. For a pharmaceutical product to qualify under the act, the prevalence (or incidence), of the condition being treated must not exceed five patients per 10,000 population. Our European partners submitted and obtained orphan drug designation under the act for Busulfex and Cystadane, and in May 2001 we were granted orphan drug designation under the act for Antizol for use in methanol poisonings. We submitted a request for orphan drug status for Xyrem in the European Union in 2001. The Company continues to seek orphan designation for Xyrem in the European Union and during the second quarter received formal guidance from European authorities with respect to that submission. While Antizol, Busulfex and Cystadane are currently designated as orphan drugs, we cannot assure you that these products will continue to qualify for orphan drug protection in Europe or that we will be able to obtain orphan drug protection in Europe for other or future products. We also cannot provide you any assurance that another company will not obtain an approval which would block us from marketing our products in Europe.

THE SALE OF OUR PRODUCTS IS DEPENDENT UPON GOVERNMENTAL APPROVAL.

Government regulation in the United States and abroad is a significant factor in the testing, production and marketing of our products. Each product must undergo an extensive regulatory review process conducted by FDA and by comparable regulatory agencies in other countries. We cannot market any pharmaceutical product we develop or license as a prescription product in any jurisdiction, including foreign countries, without regulatory approval. The approval process can take many years and requires the expenditure of substantial resources.

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

GOVERNMENTAL APPROVAL OF OUR PRODUCTS DOES NOT GUARANTEE FINANCIAL SUCCESS.

Seven of our products have been approved for marketing by regulatory authorities in the United States or elsewhere. Although we recently obtained FDA approval to market Xyrem, we cannot assure you that Xyrem or our other products will be commercially successful or achieve the expected financial results. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate an acceptable level of product sales. We have discontinued the development of eleven products from our portfolio since inception, primarily to focus our development efforts and resources on our products that fit within our three therapeutic areas: Antidotes; Oncology Support; and Sleep Disorders or for which we believe there is an opportunity for growth or profitability. We evaluate new opportunities in these and other therapeutic areas that we believe have opportunities for growth. We cannot assure you that any of these discontinued products currently, or may in the future, have any value. We cannot assure you that we will continue development of our current or any proposed products, or that we will continue marketing all of our FDA approved products.


SIGNIFICANT GOVERNMENT REGULATION CONTINUES ONCE A PRODUCT IS APPROVED FOR SALE.

After the FDA approves a drug, the FDA's Advertising and Communication division must accept the drug's marketing claims, which are the basis for the drug's advertising and promotional programs. We cannot assure you that the FDA will approve our proposed marketing claims. Failure to obtain approval of our proposed marketing claims could have a material adverse effect on our business and prospects.

The FDA requires that we conduct "post-marketing adverse event surveillance programs" to monitor any side effects that occur after any of our drug products are approved for marketing. If the surveillance program indicates previously unrecognized unsafe side effects, the FDA may recall the product, and suspend or terminate our authorization to market the product. The FDA also regulates the manufacturing process for an approved drug. The FDA may impose restrictions or sanctions upon the subsequent discovery of previously unknown problems with a product or manufacturer. One possible sanction is requiring the withdrawal of such product from the market. The FDA must approve any change in manufacturer as well as most changes in the manufacturing process prior to implementation. Obtaining the FDA's approval for a change in manufacturing procedures or change in manufacturers is a lengthy process and could cause production delays and loss of sales, which would have a material adverse effect on our business and our prospects. To date, none of our products have been subject to an FDA recall. We cannot assure you that our products will not be subject to an FDA recall in the future.

Certain foreign countries regulate the sales price of a product after marketing approval is granted. We cannot assure you that we will be able to sell our products at satisfactory prices in foreign markets even if foreign regulatory authorities grant marketing approval.

If the FDA approves an NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications ("DDMAC"), the FDA's marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing that requires post-marketing surveillance, or Phase IV testing, to be conducted. The method and system of a drug's distribution can also be controlled by the FDA if approved under Subpart H regulations.

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

BULK DRUG SUPPLY

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on a single supplier for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 88% of our total revenues in 2001 and 2000, and which are expected to account for approximately 76% of our revenues in 2002. We depend substantially on a different supplier for the supply of bulk drug substance used in Xyrem. If we were to lose this company as a supplier, we would be required to identify a new supplier. We also cannot assure you that our bulk drug supply arrangements with our current suppliers, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on a single supplier for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of our total revenues in 2001 and 2000, and which are expected to account for approximately 75% of our total revenues in 2002. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements could adversely affect production of Busulfex, Antizol, Antizol-Vet or Xyrem, or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

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

WE DEPEND UPON OTHERS FOR DISTRIBUTION OF OUR PRODUCTS.

We are negotiating an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance, and distribution will be strictly controlled. The specialty pharmacy will be the only source through which Xyrem can be obtained. Distribution will be governed by the FDA's Subpart H regulations and will fully comply with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem will be subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed.

We have an agreement with CORD Logistics, Inc. (CORD), a subsidiary of Cardinal Health, Inc., to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. CORD also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products. CORD currently distributes Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. CORD may also distribute future products should those products receive marketing clearance from the FDA. We are substantially dependent on CORD's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and other potential products.

Chronimed Inc. is the principal distributor, on a non-exclusive basis, in the United States for Cystadane. Chronimed distributes this product directly to patients through its mail order pharmacy. We are substantially dependent on Chronimed's ability to successfully distribute Cystadane directly to patients in the United States.

We cannot assure you that our distribution arrangements with CORD, Chronimed, SDS or other companies would be available, or continue to be available to us on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor would have a material adverse effect on our business and prospects.

WE DEPEND ON FOREIGN COMPANIES TO SELL OUR PRODUCTS OUTSIDE OF THE UNITED STATES AND OUR INABILITY TO ESTABLISH AND MAINTAIN MARKETING ALLIANCES WITH FOREIGN COMPANIES COULD ADVERSELY AFFECT OUR BUSINESS.

Our strategy to sell our products outside of the United States is to license foreign marketing and distribution rights to a foreign company after a NDA is submitted to, or approved by, the FDA in the United States. We consider Europe, Asia and Canada our most attractive foreign markets. Our current foreign developments are:
- Europe. We have licensed the marketing and distribution rights for Busulfex, Cystadane and Sucraid in Europe. If our licensees' registration and distribution efforts are not successful, it may be difficult for us to contract with other distributors in Europe for these products. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" or "emergency use." Emergency use distribution of our products is expected to result in limited revenues for us.
- Asia. We have licensed marketing and distribution rights for Busulfex in Japan, the Peoples

Republic of China, Taiwan and South Korea. Use and distribution of all products in these countries, except South Korea, is limited to clinical trials until full regulatory approval is obtained. Revenues prior to full approval are not expected to be material. Full regulatory approval for marketing of these products in South Korea was obtained in late 2001. We do not expect to generate material revenues from our South Korean marketing and distribution activities.
- Canada. We have licensed marketing and distribution rights for Antizol and Cystadane. We do not expect to generate material revenues from these marketing and distribution activities.
- Australia and New Zealand. We have licensed marketing and distribution rights for Cystadane and Sucraid in Australia and New Zealand. We do not expect to generate material revenues from these marketing and distribution activities.
- Central America. We have licensed marketing and distribution rights for Elliotts B Solution in Central America. We do not expect to generate material revenues from these marketing and distribution activities.
- Israel. We have licensed marketing and distribution rights for Busulfex, Cystadane, and Sucraid in Israel. Full regulatory approval for Busulfex and Cystadane was obtained in February 2000. We do not expect to generate material revenues from these marketing and distribution activities.
- Turkey. We have licensed marketing and distribution rights for Busulfex in Turkey. We do not expect to generate material revenues from these marketing and distribution activities.
We depend on our foreign licensees for the regulatory registration of our products in foreign countries. We cannot assure you that our licensees will obtain such registration. In addition, we cannot assure you that we will be able to negotiate commercially acceptable license agreements for our other products or in additional foreign countries. Furthermore, we cannot assure you that our foreign licensees will be successful in marketing and selling our products in their respective territories.

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

THE PRICES WE CHARGE FOR OUR PRODUCTS ARE SUBJECT TO GOVERNMENTAL REGULATION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RECOVER OUR PRODUCT DEVELOPMENT COSTS AND OUR FINANCIAL PERFORMANCE.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

PART II  -  OTHER INFORMATION
Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 23, 2002. Three matters were submitted to the shareholders for approval: (1) the election of directors, (2) a proposal to amend the Company's 1994 Stock Plan ("Plan") and
(3) a proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company.

Seven nominees, namely John Howell Bullion, Michael Greene, Julius A Vida Ph.D.,
W. Leigh Thompson, Ph.D., M.D., William M. Wardell, M.D., Ph.D., Farah H. Champsi, and Thomas B. King, were duly elected as directors of the Company until the next annual meeting of shareholders. Each nominee received at least approximately ninety-six percent of the votes cast in favor of his election. Results of the voting were as follows:

                                        Votes Cast for                 Votes
Director                                the Director                 Withheld
--------                                ------------                 --------
John Howell Bullion                        9,591,896                  382,193
Michael Greene                             9,674,470                  299,619
Julius A Vida Ph.D.                        9,676,270                  297,819
W. Leigh Thompson, Ph.D., M.D.             9,670,414                  303,675
William M. Wardell, M.D., Ph.D.            9,674,370                  299,719
Farah H. Champsi                           9,674,450                  299,639
Thomas B. King                             9,676,370                  297,719

The proposal to approve an amendment to the Company's 1994 Stock Plan to increase the number of shares authorized for issuance under the Plan from 2,675,000 shares to 3,175,000 shares was approved by the Company's shareholders. A total of 9,159,770 shares of the Company's common stock voted in favor of the proposal; 799,259 shares of the Company's common stock voted against this proposal; 15,060 shares of the Company's common stock abstained from voting. There were no broker non-voters in connection with the shareholders vote for this proposal. The proposal to amend the Company's 1994 Stock Plan received approximately ninety-two percent of the vote cast.

The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company's shareholders. A total of 9,934,093 shares of the Company's common stock voted in favor of the proposal, 37,102 shares of the Company's common stock voted against the proposal and 2,894 shares of the Company's common stock abstained from voting. There were no broker non-voters in connection with the shareholders vote for this proposal. The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-nine percent of the vote cast.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
EXHIBIT INDEX

Exhibit                                                                                         Sequentially
Number              Description                                                                 Numbered Page
------              -----------                                                                 -------------
99.1                CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED PURSUANT TO          29
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002- Chief Executive
                    officer

99.2                CERTIFICATION  PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED  PURSUANT TO        30
                    SECTION  906 OF THE  SARBANES-OXLEY  ACT 0F  2002-  Chief  Executive
                    officer

(b) Reports on Form 8-K

Not applicable


Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           Orphan Medical, Inc.
                                           --------------------
                                               Registrant


Date  August 12, 2002           By     /s/ Timothy G. McGrath
      ---------------                  ----------------------------
                                       Timothy G McGrath
                                       Chief Financial Officer
                                       (duly authorized officer and
                                       principal financial officer)