Form 10-Q
period 2002-09-30
ORPHAN MEDICAL INC
filed 2002-11-14
CIK 929548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period ended September 30, 2002


        Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number     0-24760


                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                             41-1784594
------------------------------------------------            ---------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
                    organization)


13911 Ridgedale Drive, Suite 250, Minnetonka, MN 55305                   (952) 513-6900
------------------------------------------------------           -------------------------------
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
           Yes         X                 No
                    --------                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common Stock, $.01 par value                                   10,392,674
            ----------------------------                                   -----------
                       (Class)                                  (Outstanding at November 7, 2002)


                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 2002 and December 31, 2001.                                         3

Statements of Operations - Three and nine months ended September 30, 2002 and
September 30, 2001.                                                                                4

Statements of Cash Flows - Nine months ended September 30, 2002 and
September 30, 2001.                                                                                5

Notes to Financial Statements                                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                                             9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                              27
Item 4.  Controls and Procedures                                                                  27

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.  Exhibits and Reports on Form 8-K                                                         27



Antizol(R), Antizol-Vet(R), Caprogel(TM), Busulfex(R), Intrachol(TM), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), MedExpand(TM), "The" Orphan Drug Company(TM), Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                               September 30,                December 31,
                                                                                    2002                        2001
                                                                            ---------------------       -----------------------
                                                                                (Unaudited)                  (See note)
Assets
  Current assets:
     Cash and cash equivalents                                                       $13,100,330                 $19,011,245
     Accounts receivable, less allowance for doubtful accounts of $27,300
        and $25,000 for 2002 and 2001, respectively                                    2,238,097                   1,645,749
     Inventories                                                                       1,876,031                   1,242,120
     Other current assets                                                                119,992                      63,662
                                                                            ----------------------      -----------------------
     Total current assets                                                             17,334,450                  21,962,776

  Property and equipment                                                               1,724,483                   1,056,642
     Accumulated depreciation                                                           (837,936)                   (673,142)
                                                                            ----------------------      -----------------------
                                                                                         886,547                     383,500
                                                                            ----------------------      -----------------------
     Total assets                                                                    $18,220,997                 $22,346,276
                                                                            ======================      =======================

Liabilities and shareholders' equity
  Current liabilities:
     Accounts payable                                                                  1,437,537                   1,152,426
     Accrued liabilities                                                               4,306,319                   2,368,333
     Deferred revenues                                                                   249,480                     431,310
                                                                            ----------------------      -----------------------
     Total current liabilities                                                         5,993,336                   3,952,069

  Commitments

  Shareholders' equity:
    Senior Convertible Preferred Stock, $.01 par value; 14,400 shares
      authorized; 8,706 shares issued and outstanding                                         87                          87
    Series B Convertible Preferred Stock, $.01 par value; 5,000 shares
      authorized; 3,677 and 3,417 shares issued and outstanding                               37                          34
    Series C Convertible Preferred Stock, $.01 par value; 4,000 shares
      authorized; 0 shares issued and outstanding                                              -                           -
    Series D Convertible Preferred Stock, $.01 par value; 1,500,000 shares
      authorized; 0 shares issued and outstanding                                              -                           -
    Common stock, $.01 par value; 25,000,000 shares authorized; 10,389,174
      and 10,263,961 issued and outstanding                                              103,892                     102,639
    Additional paid-in capital                                                        73,634,079                  72,364,612
    Accumulated deficit                                                              (61,510,434)                (54,073,165)
                                                                            ---------------------       -----------------------
     Total shareholders' equity                                                       12,227,661                  18,394,207
                                                                            ---------------------       ---------------------
     Total liabilities and shareholders' equity                                      $18,220,997                 $22,346,276
                                                                            ======================      =======================


Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                     For the Three Months Ended                  For the Nine Months Ended
                                               ----------------------------------------   -----------------------------------------
                                                 September 30,         September 30,        September 30,         September 30,
                                                     2002                  2001                  2002                  2001
                                               ------------------    ------------------   -------------------   -------------------
Revenues, net                                         $4,155,061            $2,940,438           $11,337,338            $7,706,791

Cost of sales                                            608,626               409,132             1,661,672             1,133,378
                                               ------------------    ------------------   -------------------   -------------------

Gross profit                                           3,546,435             2,531,306             9,675,666             6,573,413

Operating expenses:
     Research and development                          2,253,710             1,464,063             4,667,520             3,828,950
     Sales and marketing                               3,538,698             1,508,553             7,262,439             4,142,850
     General and administrative                        1,922,701             1,455,201             4,484,066             3,838,198
                                               -------------------   -------------------  --------------------  --------------------
Total operating expenses                               7,715,109             4,427,817            16,414,025            11,809,998
                                               ------------------    ------------------   -------------------   --------------------
Loss from operations                                  (4,168,674)           (1,896,511)           (6,738,359)           (5,236,585)

Other income:
     Interest, net                                        64,443                63,230               215,113               303,541
                                               ------------------    ------------------   -------------------   -------------------

Net loss                                              (4,104,231)           (1,833,281)           (6,523,246)           (4,933,044)

Less:  Preferred stock dividends                         235,668               228,366               688,081               673,878
                                               -------------------   -------------------  --------------------  --------------------

Net loss attributable to common shareholders         ($4,339,899)          ($2,061,647)          ($7,211,327)          ($5,606,922)
                                               ===================   ===================  ====================  ====================

Basic and diluted loss per common share                   ($0.42)               ($0.24)               ($0.70)               ($0.66)
                                               ===================   ===================  ====================  ====================

Weighted average number of shares outstanding         10,373,297             8,497,165            10,330,622             8,486,186
                                               ===================   ===================  ====================  ====================

See accompanying notes

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                                               For the Nine Months Ended
                                                                       ------------------------------------------
                                                                         September 30,          September 30,
                                                                             2002                   2001
                                                                       ------------------    --------------------
OPERATING ACTIVITIES
   Net loss                                                                  ($6,523,246)            ($4,933,044)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                             164,793                 127,769
       Stock option expense                                                            -                 239,887
       Changes in operating assets and liabilities:
          Accounts payable and accrued expenses                                2,041,268              (1,019,528)
          Inventories                                                           (633,911)                (61,535)
          Accounts receivable and current assets                                (648,678)                139,763
                                                                       --------------------  ---------------------
   Net cash used in operating activities                                      (5,599,774)             (5,506,688)

 INVESTING ACTIVITIES
     Purchase of office equipment                                               (667,841)                (72,885)
     Purchases of short-term investments                                               -              (3,498,592)
     Maturities of short-term investments                                              -              13,812,869
                                                                       ------------------    ---------------------
   Net cash provided by (used in) investing activities                          (667,841)             10,241,392

 FINANCING ACTIVITIES:
     Employee stock purchase plan                                                 30,974                  78,943
     Stock option exercise proceeds                                              334,906                 121,674
     Private common stock placement                                               (8,101)                      -
     Cash dividends                                                               (1,079)                   (203)
                                                                       --------------------  ---------------------
   Net cash provided by financing activities                                     356,700                 200,414
                                                                       --------------------  ---------------------

   Increase in cash and cash equivalents                                      (5,910,915)              4,935,118
                                                                       --------------------  ---------------------
Cash and cash equivalents at beginning of Period                              19,011,245               1,115,319
                                                                       --------------------  ---------------------
Cash and cash equivalents at end of Period                                   $13,100,330              $6,050,437
                                                                       ==================    ====================


See accompanying notes

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
Orphan Medical, Inc. (the "Company") acquires, develops, and markets products of high medical value intended to address inadequately treated or uncommon diseases within selected therapeutic areas. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has seven products that have been approved for marketing by the Food and Drug Administration (the "FDA"). The Company expects to seek additional products for development.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. REVENUE RECOGNITION
Sales for all products except Xyrem(R) (sodium oxybate) oral solution are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns of outdated product and for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company monitors the return of product and modifies its accrual for outdated product returns as necessary. The Company has had two lots of Antizol(R) (fomepizole) Injection expire this year, one in June and the other in August. A significant number of the traypacks of Antizol that were sold in the second and third quarter were sold to customers whose last purchase of the product was from one of these two expired lots. Many of these customers have not indicated whether these purchases were replacements for expired products or new purchases of

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

product. Since our returns policy for this drug allows for returns after expiration, we have provided an additional sales reserve for the potential return of product from these customers. The total reserve at September 30, 2002 for this product was $650,000. This reserve will be reduced as product is returned from these customers or as the passage of time makes it less likely that the product will ever be returned. Management bases these reserves on historical experience and these estimates are subject to change.

Deferred revenue represents prepayment from customers for products not yet shipped.

4. INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolescence reserve for its products in excess of the expected demand for such products.


                                         SEPTEMBER 30,         DECEMBER 31,
                                              2002                 2001
                                       -------------------- -------------------
Raw materials and packaging                      $ 822,719           $ 981,583
Finished goods                                   1,053,312             260,537
                                       -------------------- -------------------
                                               $ 1,876,031         $ 1,242,120
                                       ==================== ===================

5. COMPREHENSIVE LOSS

The following summarizes the comprehensive loss for the nine month periods ended:

                                                   SEPTEMBER 30,
                                            2002                2001
                                    -----------------------------------------
Net loss                                     $(7,211,327)       $(5,606,922)
Unrealized gain on securities                        -               12,342
                                    -----------------------------------------
Total net comprehensive loss                 $(7,211,327)       $(5,594,580)
                                    =========================================

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

6. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, acquisition, manufacturing and marketing. At September 30, 2002, the Company estimates that it could incur approximately $6.2 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

7. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires in June 2003. The maximum amount available to the Company under this arrangement is $1.0 million, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $1.0 million in cash. Advances are charged a variable rate of interest equal to the prime rate. Through September 30, 2002, the Company has not borrowed under this arrangement.

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the period ended September 30, 2002. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2002 titled "Risk Factors".

GENERAL
Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of seven products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through September 30, 2002 of $61.5 million. In addition, the Company expects to incur additional losses from operations in fiscal years 2002 and 2003.

RECENT DEVELOPMENTS
On July 17, 2002 the Company announced that the U.S. Food and Drug Administration (FDA) had approved Xyrem(R) (sodium oxybate) oral solution to treat cataplexy, a sudden loss of muscle tone associated with narcolepsy. Xyrem is the first approved medication indicated for the treatment of cataplexy.

Narcolepsy is a chronic neurological disorder affecting approximately 140,000 Americans. An estimated 60-90 percent of narcolepsy patients experience cataplexy. Cataplexy, a sudden partial or total loss of muscle tone, is a debilitating symptom of narcolepsy usually triggered by strong emotions such as laughter, anger, or surprise. In its most severe form, cataplexy can cause a person to collapse during waking hours.

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

Distribution of Xyrem, a Schedule III controlled substance, is governed by the FDA's Subpart H regulations. To comply with these regulations, the Company has developed a rigorous system that makes Xyrem available to patients from a single, specialty pharmacy. Both physicians and patients must receive educational materials from the Company before obtaining Xyrem. Orphan Medical has worked closely with the FDA, DEA and law enforcement agencies to develop strict distribution and risk-management controls designed to restrict access to Xyrem to the intended patient population. The Company has hired and trained 35 additional sales employees who will call on accredited sleep centers, and other physician specialists treating those with cataplexy. The Company launched Xyrem on October 8, 2002.

The Company has worked with physicians, patients, and FDA for nearly eight years to bring Xyrem to patients with cataplexy. The Company is continuing investigations to fully understand the mechanism of action of Xyrem. The Company also expects to complete by the end of 2003 the clinical portion of the Phase III(b) trial designed to assess the efficacy of Xyrem in reducing excessive daytime sleepiness as a supplement to stimulant therapy.


THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001 Net loss applicable to common shareholders was $4.3 million for the three months ended September 30, 2002 compared to $2.1 million for the three months ended September 30, 2001. The increase in the loss results principally from an increase in both sales and marketing expenses and general and administrative expenses related to the launch planning and sales force recruiting for Xyrem(R) (sodium oxybate) oral solution. In addition, development expenses were higher due to increased activity on Phase III(b) trials. These increases were offset by an increase in revenues of currently marketed products. The preferred stock dividend increased in the third quarter of 2002 over the third quarter of 2001 due to issuance of additional preferred shares in August 2002 to pay dividends on outstanding shares of Preferred Stock. This Preferred Stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 41% to $4.2 million for the three months ended September 30, 2002 compared to $2.9 million the prior year. Sales of Antizol and Busulfex(R) (busulfan) Injection were both significantly higher for the three months ended September 30, 2002 as compared to the same period in the prior year. The ordering trend of Antizol by new mid-and large-size hospitals continued to be strong. The additional growth in the need for stocking is highlighted in two recent publications concluding that Antizol is the preferred antidote for methanol poisoning. Busulfex is being used more frequently in place of oral busulfan in the conditioning regimen for hematopoietic stem cell transplantation and in more research protocols because of its bioavailability and consistent pharmacokinetic profile. Several of these research applications have been highlighted in six recent publications. These publications illustrate the role of Busulfex in advancing transplant research.

Gross profit margins decreased to 85% for the three months ended September 30, 2002 compared to 86% for the three months ended September 30, 2001. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 54% to $2.3 million for the three months ended September 30, 2002 from $1.5 million for three months ended September 30, 2001. The increase is the result of increased activity in ongoing trials for Xyrem and other development activities related to Xyrem and other products. The Phase III(b) trial for Xyrem, now underway, will increase research and development spending in subsequent quarters as will additional trials and data updates requested by the FDA. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 135% to $3.5 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. This increase is largely attributable to pre-launch activities for Xyrem, including the development of marketing materials and the recruitment and training of a dedicated specialty sales force. With the commercial launch of Xyrem in October 2002, sales and marketing expenses will increase in subsequent quarters to support the sales and marketing efforts related to Xyrem.

General and administrative expense increased 32% to $1.9 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. The increase in general and administrative expenses is related to building infrastructure to prepare for the launch of Xyrem. General and administrative expenses are expected to increase somewhat above current levels in the next few quarters as additional personnel are added and other support projects are initiated.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income increased 2% to $64,443 for the three months ended September 30, 2002 from $63,230 in the same period in 2001. This increase is the result of higher cash balances invested in 2002 offset by lower yields on invested funds. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities and other working capital requirements.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for the third quarter of both 2002 and 2001. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common and preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the August 1, 2002 Senior Preferred Stock dividend, the Company elected to issue 38,120 shares of common stock to satisfy its obligation. The Company intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. The Company intends to continue to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001 Net loss applicable to common shareholders was $7.2 million for the first nine months of 2002 compared with a net loss of $5.6 million for the first nine months of 2001. The increase in the loss results principally from an increase in both sales and marketing expenses and general and administrative expenses related to the launch planning and sales force recruiting for Xyrem. In addition, development expenses were higher due to increased activity on Phase III(b) trials. These increases were offset by an increase in revenues of currently marketed products. The Preferred Stock dividend increased in the first nine months of 2002 over the first nine months of 2001 due to the issuance of additional preferred stock in the prior year to pay dividends. The preferred stock dividend increased the net loss applicable to common shareholders in the current period.

Net sales increased 47% to $11.3 million in the first nine months of 2002 from $7.7 million in the first nine months of 2001. Sales of Antizol and Busulfex were both significantly higher for the nine months ended September 30, 2002 as compared to the same period in the prior year. The domestic ordering trend of Antizol by new mid-and large-size hospitals continued to be strong. Busulfex is being used more frequently in place of oral busulfan in the conditioning regimen for hematopoietic stem cell transplantation and in more research protocols because of its bioavailability and consistent pharmacokinetic profile. Several of these research applications have been highlighted in six recent publications. These publications illustrate the role of Busulfex in advancing transplant research.

Gross profit margins were 85% for nine months ended September 30 2002 and 2001. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 22% to $4.7 million for the nine months ended September 30, 2002 compared to $3.8 million for the same period the prior year. The increase is the result of increased activity in the third quarter for ongoing trials for Xyrem and other development activities related to Xyrem and other products. The Phase III(b) trial for Xyrem now underway will increase research and development spending in subsequent quarters as will additional trials and data updates requested by the FDA and other regulatory agencies world wide. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased 75% to $7.3 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001. This increase is largely attributable to pre-launch activities for Xyrem, including the development of marketing materials and the recruitment and training of a dedicated specialty sales force and was incurred in the third quarter subsequent to the approval letter of July 17, 2002. With the commercial launch of Xyrem in October 2002, sales and marketing expenses will increase in subsequent quarters to support the sales and marketing efforts related to Xyrem.

General and administrative expense increased 17% to $4.5 million for the nine months ended September 30, 2002 from $3.8 million for the same period in the prior year. This increase related to building infrastructure, including the addition of staff to prepare for the launch of Xyrem. General and administrative expenses are expected to increase somewhat above current levels in the next few quarters as additional personnel are added and other support projects are initiated.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased 29% to $0.2 million in the first nine months of 2002 from $0.3 million in the first nine months of 2001. This decrease is the result of cash balances being used to fund development and working capital activities of the Company. In addition, interest rates on invested funds have been declining, reducing the yields received. Other income is expected to decline in subsequent quarters as currently invested funds are used to fund Xyrem development activities, and for working capital requirements.

Preferred stock dividends relate to shares of Senior Convertible Preferred Stock that were issued on July 23, 1998 and shares of Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.7 million for the first nine months of 2002 and 2001. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional shares of common or preferred stock, as permitted by the Company's Certificate of Incorporation. For the February 1, 2002 and the August 1, 2002 Senior Preferred Stock dividends, the Company elected to issue a total of 62,034 shares of common stock to satisfy its dividend obligations. The Company intends to continue to satisfy its dividend obligations in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional Preferred Stock, which will cause Preferred Stock dividends to increase in subsequent quarters. For the February 1, 2002 and the August 1, 2002 Series B Convertible Preferred Stock dividends, the Company issued 260 new shares of Series B Convertible Preferred Stock to satisfy its obligation. The Company also intends to satisfy its future Series B Convertible Preferred Stock obligation by issuing additional Preferred Shares.

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

Net working capital (current assets less current liabilities) decreased from $18.0 million at December 31, 2001 to $11.3 million at September 30, 2002. Cash and cash equivalents, and available-for-sale securities decreased from $19.0 million at December 31, 2001 to $13.1 million at September 30, 2002. The Company continues to invest its excess cash in interest bearing, investment grade securities. The Company has a $1.0 million commercial revolving line of credit with a bank, expiring in June 2003. To date, the Company has not borrowed under the credit arrangement.

The Company's commitments for outside development spending were $6.2 million and $3.0 million at September 30, 2002 and December 31, 2001 respectively. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through September 30, 2003.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net tangible assets in excess of $4.0 million or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. The Company met both of the thresholds at September 30, 2002. The Company's net tangible assets at September 30, 2002 equaled approximately $12.2 million and the Company's market capitalization was approximately $81.0 million (based on the last sale price of $7.80 and 10,389,174 shares outstanding as of September 30, 2002). Although the Company does not expect to be profitable in 2002, the Company nevertheless expects to continue to meet the net tangible asset requirement for listing on the NASDAQ National Market. However, there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2002 and thereafter. The NASDAQ National Market issued new listing qualifications, which will become effective November 2002, and which will replace the net asset requirement with a minimum net equity requirement of $10.0 million. At September 30, 2002, the Company met both of the new listing requirements. However, there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2002 and thereafter.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

GEOGRAPHIC SALES INFORMATION
The Company monitors sales in two geographic segments, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic segment for the quarters and nine months ended September 30, 2002 and 2001, respectively.

                                   For the Three Months Ended             For the Nine Months Ended
                              -------------------------------------  -------------------------------------
                                September 30,      September 30,      September 30,       September 30,
                                    2002               2001                2002               2001
                              ------------------ ------------------  -----------------  ------------------
Domestic                      $      3,260,425   $     2,609,827     $     8,512,528    $     6,381,758

International                          894,636           330,611           2,824,810          1,325,033

                              ----------------------------------------------------------------------------
Total                         $      4,155,061   $     2,940,438     $    11,337,338    $     7,706,791
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

THE MARKET PRICE OF OUR COMMON STOCK COULD FLUCTUATE IN RESPONSE TO QUARTERLY OPERATING RESULTS AND OTHER FACTORS.

The market price of our common stock could fluctuate significantly in response to a number of factors, including but not limited to:
-our quarterly financial performance;
-announcements by us or our competitors of new product developments or clinical testing results;
-governmental approvals, refusals to approve, regulations or actions; -developments or disputes relating to patents or proprietary rights;
-public concern over the safety of therapies; and

-small float or number of shares of our common stock available for sale and trade.

The market value and liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) net tangible assets in excess of $4.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Net tangible assets are defined as total assets less the sum of total liabilities and intangible assets. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. Although we currently meet the requirements for listing on the Nasdaq National Market, we cannot assure you that we will continue to meet these requirements. The Nasdaq National Market has issued new listing qualifications which will become effective November 2002, and which will replace the net tangible asset requirement with minimum net equity requirements of $10.0 million. At September 30, 2002, we met the new listing qualifications with respect to both of these requirements. We cannot assure you that we will continue to meet the new listing qualification requirements.

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

We have obtained orphan drug status for Antizol, Elliotts B Solution, Cystadane, Sucraid, Busulfex, and Xyrem. Although we are aware that the FDA has granted Teva (formerly Biocraft) orphan drug designation for the use of sodium oxybate to treat the symptoms of narcolepsy, we have obtained the exclusive right to use Teva's data for one controlled study included in our NDA submission. While we are not aware of any activities to develop sodium oxybate by any other U.S. company, we cannot assure you that such activities are not being conducted. We also cannot assure you that the FDA will not grant orphan drug designation and orphan drug status to other competing products subsequent to approval of our NDA for Xyrem.

Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. We are aware that the FDA has granted Sparta Pharmaceutical, which was acquired by SuperGen Inc., orphan drug designation for an intravenous busulfan with an indication closely related to the indication for our product Busulfex. If the FDA approves an NDA for SuperGen's product for a different indication, SuperGen could seek orphan drug status for that product, which may compete with Busulfex. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA. Thus, a doctor could prescribe another company's drug for indications for which our product has received FDA approval and orphan drug status. Significant "off label" use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of any of our products that have received orphan drug status and NDA approval by the FDA should a competitive product for a different indication be approved by the FDA.

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

EUROPE
The European orphan drug act provides for up to ten years of market exclusivity for a pharmaceutical product that meets the requirement of the European orphan drug act. For a pharmaceutical product to qualify under the act, the prevalence (or incidence), of the condition being treated must not exceed five patients per 10,000 population. Our European partners submitted and obtained orphan drug designation under the act for Busulfex and Cystadane, and in May 2001 we were granted orphan drug designation under the act for Antizol for use in methanol poisonings. We submitted a request for orphan drug designation for Xyrem in the European Union in 2002 and expect a decision by the end of the year. While Antizol, Busulfex and Cystadane are currently designated as orphan drugs, we cannot assure you that these products will continue to qualify for orphan drug protection in Europe or that we will be able to obtain orphan drug protection in Europe for other or future products. We also cannot provide you any assurance that another company will not obtain an approval, which could block us from marketing our products in Europe.

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

WE DEPEND ON OTHERS FOR PRODUCT DEVELOPMENT OPPORTUNITIES.

We engage only in limited research to identify new pharmaceutical compounds. To build our product portfolio, we utilize a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets within selected therapeutic areas. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can or will be successfully developed, approved or marketed. We rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to license or acquire new pharmaceutical products, or to promote and market products successfully, would have a material adverse effect on our business and our prospects.

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

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on a single supplier for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of our total revenues in 2001 and 2000, and which are expected to account for approximately 89% of our total revenues in 2002. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements could adversely affect production of Busulfex, Antizol, Antizol-Vet or Xyrem, or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

WE CANNOT CONTROL OUR CONTRACTORS' COMPLIANCE WITH APPLICABLE REGULATIONS.

The FDA defines and regulates good manufacturing practices to which bulk drug suppliers and drug product manufacturers are subject. The Drug Enforcement Agency (DEA) defines and regulates the handling and reporting requirements for certain drugs which have abuse potential, known as "scheduled drugs." Foreign regulatory authorities prescribe similar rules and regulations. Our supply and manufacturing contractors must comply with these regulatory prescriptions. Failure by our contractors to comply with FDA or DEA requirements or applicable foreign requirements could significantly delay our ability to commercialize or continue to market our products. Either result could have a material adverse effect on our business and prospects. Our contractors failure to comply with good manufacturing practices or other legal requirements could also result in seizure of violative products, injunctive actions brought by the federal government or criminal and civil liability for Orphan, our officers, or our employees. We cannot assure you that we will be able to maintain relationships either domestically or abroad with contractors whose facilities and procedures comply with, or will continue to comply with, FDA or DEA requirements or applicable foreign requirements.

WE DEPEND UPON OTHERS FOR DISTRIBUTION OF OUR PRODUCTS.

We have an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance, and distribution will be strictly controlled. The specialty pharmacy will be the only source through which Xyrem can be obtained. Distribution will be governed by the FDA's Subpart H regulations and will fully comply with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem will be subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed.

We have an agreement with a distribution contractor to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. This contractor also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products. The contractor currently distributes Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid. The contractor may also distribute future products should those products receive marketing clearance from the FDA. We are substantially dependent on this contractor's ability to successfully distribute Busulfex, Elliotts B Solution, Antizol, Antizol-Vet, and Sucraid and other potential products.

A mail order pharmacy is the principal distributor, on a non-exclusive basis, in the United States for Cystadane. The pharmacy distributes this product directly to patients through the mail. We are substantially dependent on this pharmacy's ability to successfully distribute Cystadane directly to patients in the United States.

We cannot assure you that our distribution arrangements with these three entities or other companies would be available, or continue to be available to us on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor would have a material adverse effect on our business and prospects.

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

WE FACE SUBSTANTIAL PRODUCT LIABILITY AND INSURANCE RISKS.

Testing and selling health care products entails the inherent risk of product liability claims. The cost of product liability insurance coverage has increased and is likely to continue to increase in the future. Substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. We currently carry product liability coverage in the aggregate amount of $30 million for all claims made in any policy year. Although to date we have not been the subject of any product liability or other claims, we cannot assure you that we will be able to maintain product liability insurance on acceptable terms or that our insurance will provide adequate coverage against potential claims. A successful uninsured product liability or other claim against us could have a material adverse effect on our business and prospects.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
EXHIBIT INDEX

------------------- --------------------------------------------------------------------- ---------------------------
Exhibit                                                                                   Sequentially
Number              Description                                                           Numbered Page
------------------- --------------------------------------------------------------------- ---------------------------
99.1                CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED PURSUANT TO     31
                    SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002 - Chief Executive
                    officer
------------------- --------------------------------------------------------------------- ---------------------------
99.2                CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED PURSUANT TO     32
                    SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002 - Chief  Financial
                    Officer
------------------- --------------------------------------------------------------------- ---------------------------

(b) Reports on Form 8-K

Not applicable


Items 1 through 5 are not applicable and have been omitted.





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




                                                Orphan Medical, Inc.
                                                --------------------
                                                     Registrant


Date  November 13, 2001              By         /s/ Timothy G. McGrath
                                                ----------------------
                                                Timothy G. McGrath
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)


                                 CERTIFICATIONS

I, John H. Bullion, President and Chief Executive Officer of Orphan Medical, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Orphan Medical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002                 /s/ John H. Bullion
         ---------------------------       -------------------------------------
                                           President and Chief Executive Officer


I, Timothy G. McGrath, Vice President and Chief Financial Officer of Orphan Medical, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Orphan Medical, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002            /s/ Timothy G. McGrath
         ---------------------------  ----------------------------------------
                                      Vice President and Chief Financial Officer