Form 10-K
period 2002-12-31
ORPHAN MEDICAL INC
filed 2003-03-31
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on June 30, 2002 was $84,190,000 based on approximately 8,909,000 shares held by non-affiliates at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held on May 22, 2003 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

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

Antizol(R), Antizol-Vet(R), Busulfex(R), Cystadane(R), Elliotts B(R) Solution, Sucraid(R), Xyrem(R), MedExpan(TM), "The" Orphan Drug Company(TM), Xyrem Success Program(SM) Orphan Medical, Inc.(R) and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

ITEM 1. BUSINESS

OVERVIEW
Orphan Medical, Inc. (the "Company") acquires, develops and markets pharmaceutical products of high medical value for patients within selected therapeutic areas. A pharmaceutical product has high medical value if it offers a major improvement in the safety or efficacy of patient treatment. The Company currently concentrates its efforts on drugs with high medical value that may be marketed within three therapeutic areas: Antidotes, Oncology Support, and Sleep Disorders. Antizol, Busulfex and Xyrem are available commercially and are the Company's lead products in its Antidotes, Oncology Support and Sleep disorders areas, respectively. In addition, the Company manufactures and distributes Cystadane and Sucraid that treat two rare congenital diseases. Antizol-Vet is marketed through separate channels to the veterinary community. Although these products do not fall into the selected therapeutic areas, the Company expects to continue offering Cystadane, Antizol-Vet, and Sucraid because these products have high medical value and require limited resources to market and distribute.

Our corporate offices are located at 13911 Ridgedale Drive, Suite 250, Minnetonka, Minnesota 55305. Our telephone number is 952-513-6900 and our website is www.orphan.com. The information on our website is not incorporated into and is not intended to be a part of this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practible after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. Unless the context otherwise indicates, all references to the "Registrant", the "Company", or "Orphan Medical" in this Form 10-K relate to Orphan Medical, Inc.

Each therapeutic area defined by the Company is characterized by a well-defined patient population that is treated by a relatively small number of medical specialists. The Company believes this approach makes a large sales force unnecessary to market the Company's products because marketing efforts can be focused on a limited number of medical specialists or patients. The high medical value of the Company's products is expected to facilitate marketing efforts directed toward users and prescribers. Through its sales force, supported by marketing and sales methods including the use of computer systems and the Internet, the Company intends to promote awareness of the key advantages of Orphan Medical branded products within Antidotes, Oncology Support, and Sleep Disorders. The Company's marketing and sales efforts will differentiate products on the basis of quality, potentially improved medical outcomes, and cost effectiveness. The Company uses established distributors of pharmaceutical products for its currently marketed products in a manner similar to that of most other pharmaceutical companies.

The Company believes its approach to pharmaceutical product development reduces the time, costs and risks traditionally involved in bringing pharmaceutical products to market. In general, the Company does not conduct basic research and does not attempt to discover new drugs. The Company's strategy is to acquire licenses to develop, or develop existing known therapeutic substances for new indications for market products that preferably have existing clinical data that indicate therapeutic value and safety. In addition, the Company considers acquiring products that have already received marketing approval from the U.S. Food and Drug Administration (the "FDA"). The Company uses contract development, manufacturing, and consulting companies to assist it in its product development and commercialization activities.

The Company operates within a single industry segment: pharmaceutical product development, marketing and sales. To date, the Company has obtained marketing approval from the FDA on seven New Drug Applications ("NDA"). The Company's products are commercially available in the United States and several foreign countries. Revenues from the Company's approved products outside the United States were approximately 22% of total 2002 revenues.

As an emerging and growing specialty pharmaceutical company, the Company did not achieve profitability in 2002 and does not expect to do so at least through 2003. The Company has significant capital requirements to support product development and marketing efforts until profitability is achieved.

STRATEGIC BACKGROUND
In the 1950s and early 1960s, drug development was relatively inexpensive and regulatory approval was straightforward. Pharmaceutical companies marketed their products through sales forces directly to physicians who generally had independent responsibility for prescription and purchase decisions. In the 1970s, however, regulatory standards and competition increased, and the price of research and development and manufacturing rose dramatically. In the 1980s and 1990s, prescription decisions by physicians were constrained by managed care entities and drug companies revised their targeted rates-of-return or financial "hurdle rates," as well as other selection criteria, to avoid developing drugs whose incremental profit contributions were considered insufficient to provide acceptable returns on investment. Many of the drugs that did not meet these criteria were drugs that treat diseases affecting smaller patient populations. As a consequence, new drugs for such diseases were less likely to be developed by larger companies. Some research institutions, universities and small companies, however, have continued to develop and conduct clinical trials on these types of drugs.

The Company's strategy is based on several factors relating to these and other changes in the health care and pharmaceutical industries:

o Larger pharmaceutical companies generally have increased their financial return rates, seek new products with annual revenues greater than $300 million and avoid developing new products that address diseases outside their therapeutic areas of focus. As a result, the Company believes many developmental products of high medical value are available for licensing. If these products are intended to address smaller markets, they may be eligible for orphan drug designation. Many of these products have already been developed to the point where the time and cost required to bring the product to market can be reasonably estimated.
o The knowledge and skills required to address many aspects of drug development are available on a contract basis from outside companies or individuals.
o To address rapidly changing market forces, alternative means of marketing and distributing pharmaceuticals have been created. The advent of the Internet has dramatically increased the availability of information, including information related to health and health care products. Many products, particularly those targeted to smaller, well-defined markets, do not require a large, specialized sales force and can be marketed through direct means such as exhibits at professional meetings, direct mailings, telemarketing, continuing medical education programs, and the Internet. In addition, these products can be effectively distributed through companies that are proficient in distribution of pharmaceutical products to smaller patient populations.

In response to these changes, the Company has adopted a business strategy that is centered on products of high medical value within well-defined strategic therapeutic market segments, uses the knowledge and skills available on a contract basis where necessary, and uses alternative marketing and distribution channels, as appropriate.

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

o REGULATORY REQUIREMENTS AND REVIEW - Drugs of high medical value have a greater likelihood of receiving expedited review by the FDA. If such drugs also have smaller patient populations, the number of patients required for clinical trials is generally reduced.
o PRODUCT DEVELOPMENT TIME AND COST -The Company generally attempts to concentrate resources and project management attention on a single medical indication in order to limit the amount of clinical information required by the FDA to clear a product for marketing. The time and cost of development is directly related to the amount of clinical information required for regulatory approval.
o LIMITED INFRASTRUCTURE - The Company believes that high quality pharmaceutical products can be developed efficiently and economically using well established independent contractors directed by its experienced staff. Accordingly, the Company uses the available pool of contract development, manufacturing, distribution and consulting companies to assist in product development and marketing activities. This approach allows the Company to avoid the costs, time and financial risks associated with developing an extensive infrastructure to perform these functions internally.
o MARKETING STRATEGY -To assess the viability of a potential product, the Company considers questions such as these:
     o Are there unmet therapeutic needs as defined by the customer? (the patient or the health care practitioner)
     o Are there other product development or product acquisition opportunities that complement the product or does the product fit in the Company's areas of focus?
     o Can the product's brand be established and command significant market share?
o DIRECT SALES - The Company has built a small, specialized sales force to promote Antizol and Busulfex. The sales force has extensive knowledge of the Antidote and Oncology Support therapeutic areas, as well as extensive marketing and business experience. The Company has also created a dedicated specialty sales force to support Xyrem in the Sleep Disorders market. Each of the Company's sales forces utilizes a consultative, customer-oriented approach to selling.
o ALLIANCES - The high medical value of the Company's products has interested other companies seeking to market the Company's products outside the U.S. To date, the Company has agreements with nine companies relating to five of the Company's products. The Company also believes that its relationships with these and other partners may provide strategic benefits, possibly in the area of product acquisition opportunities.
o ATTRACTION OF POTENTIAL NEW PRODUCTS - As the Company's strategy and focus on pharmaceutical products of high medical value within a selected therapeutic area becomes better known and understood by others in the research and development community and as the Company further proves its ability to market and sell into a therapeutic area, the Company expects more product development or acquisition opportunities will be presented to it in the future.

RISK MANAGEMENT
The Company's strategy has been designed, in part, to manage its overall business risk. The Company has pursued multiple distinct therapeutic areas rather than concentrating financial, development and marketing resources on a single therapeutic area or a single platform technology. To reduce its product development risk, the Company generally seeks to develop products that (1) are known to the medical community and to the FDA, (2) have a straightforward formulation that can be readily manufactured with established technologies, and
(3) do not require excessive specialized processes for development or manufacture. In addition, the Company generally seeks to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development with proof of concept established. When a product is licensed without the equivalent of Phase II or III data, the Company may conduct one or more "proof of concept" trials to better assess the likelihood of efficacy or safety. Each such pilot trial is narrowly defined. The Company does not conduct extensive basic research to discover new chemical entities. The Company may also purchase rights to approved products. To reduce its marketing risk, the Company generally attempts to obtain some form of proprietary protection, such as patent protection, orphan drug status, exclusive licensing agreements, or sole supplier agreements.


PROPRIETARY RIGHTS
The Company believes it is important that its products receive patent protection or orphan drug status or have other factors that limit potential competition. When available and appropriate, the Company will seek orphan drug status to enhance or provide proprietary protection to a product. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a 10-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations. The Company has six products with orphan drug status. Applications for Orphan Drug designation will be made where appropriate and available for any additional indications or products that may be licensed in the future.

To encourage the continued development of drugs for smaller patient populations, the federal government enacted the Orphan Drug Act of 1983. This Act provides incentives to companies to develop and market drugs for diseases or conditions that are known to affect fewer than 200,000 people in the United States. A company must request orphan drug designation before an NDA is approved, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent (drug) and its potential orphan use (market) are published by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. The FDA may grant orphan drug designation to more than one company of an identical drug for the same designated indication, however under current law, orphan drug status is granted to the first company receiving FDA marketing approval for a specific indication of a drug with orphan drug designation. A company receiving orphan drug status for a designated indication is entitled to a seven-year exclusive marketing period in the United States for the drug with the approved indication, subject to certain limitations. Orphan drug status in the United States, however does not prevent subsequent approval of a different drug for the same designated indication, nor subsequent approval of the same drug for a different designated indication, nor provide any marketing exclusivity in foreign markets. Since 1983, the FDA has assigned orphan drug designation to more than 650 potential products.

Orphan drug protection is available in Japan and the European Union under requirements similar to those in the United States. An important distinction in the European Union is the ten-year period of marketing exclusivity for products designated as orphan drugs, compared to seven year of exclusivity in the United States. The period of exclusivity in the European Union also begins upon marketing approval.

The license agreement pursuant to which the Company has acquired rights to develop and market Busulfex provides for an assignment of the licensor's proprietary rights, including patent and technology rights. With respect to additional products it may license in the future, if any, the Company expects that such licenses will include, if such rights are available, an assignment of the licensor's proprietary rights with respect to the licensed product. Foreign patent applications have been filed and some allowed for Busulfex and Xyrem. The Company has licensed two patents related to a new potential development opportunity. The Company is evaluating a development program for this product. The Company evaluates the desirability of registering approved patents or other forms of protection for its products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.


THE REGULATORY PROCESS
Pharmaceutical products intended for therapeutic use in humans are governed by extensive FDA and other federal agencies regulations in the United States and by comparable regulations in foreign countries. The process of seeking and obtaining FDA approval for a previously unapproved new human pharmaceutical product generally takes many years and involves the expenditure of substantial resources and considerable risk.

Before a drug product can be investigated or marketed in the United States, the following general steps are required includes (i) pre-clinical laboratory and animal safety tests, (ii) the submission to the FDA of an IND application, (iii) clinical and other studies to assess safety and parameters of use, (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product, (v) the submission to the FDA of an NDA, (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product, (vii) marketing of the drug, and (viii)post-approval safety and risk monitoring.

Upon the successful completion of clinical testing, a marketing application (i.e. NDA) is submitted to the FDA for approval. This application requires detailed data on the results of pre-clinical testing, clinical testing and the composition of the product; proposed labeling to be used with the drug; information on manufacturing methods; and sometimes samples of the product. Since the passage of the Prescription Drug User Fee Act ("PDUFA"), the FDA typically takes from six to eighteen months to review an NDA after it has been accepted for filing. Following its review of a marketing application, the FDA invariably raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. The FDA can also determine that a drug is "approvable" contingent on satisfactory review of additional information requested by the FDA. We cannot assure you that such requests by the FDA for additional information can be fulfilled in a timely manner, if at all. If the FDA approves the NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications ("DDMAC"), the FDA's marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing with a modification, or restriction to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, to be conducted. The method and system of a drug's distribution can also be controlled by the FDA if approved under Subpart H.

OPERATING FUNCTIONS
The Company has structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in the Company's processes of product acquisition, development and marketing.

         PRODUCT ACQUISITION
The Company actively searches for product licensing opportunities. The continual acquisition of products for development and/or commercialization is a key element of the Company's growth strategy. The Company attracts product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, the Company has evaluated many product opportunities. To date, seventeen products have been acquired and, of these, seven products are currently under development or being marketed.

The Company seeks to acquire pharmaceutical products within selected therapeutic areas that, in the Company's opinion, generally:

o Are of high medical value as defined by the customer (physician or patient) within a therapeutic area;
o  Treat diseases that affect distinct patient populations;
o  Are prescribed by physician specialists;
o Can be marketed with a relatively small, specialized sales team to health care specialists, health care institutions, and patients;
o  Are likely to be eligible for reimbursement by third-party payors;
o Have or are candidates for patent protection, orphan drug designation or have other characteristics that enhance the Company's competitive position;
o Treat diseases that have clinical endpoints (i.e., signs or symptoms) that are readily measured;
o Are conventional pharmaceutical products that are relatively straightforward in formulation and development, and do not involve the application of new technologies;
o Are in Phase II or Phase III clinical trials and have a relatively high likelihood of obtaining the approval of the FDA within three to five years of acquisition;
o Offer attractive potential financial returns with relatively inexpensive development costs;
o Compliment other products in an existing therapeutic area or can be grouped with other products to build a new therapeutic area.

In selecting additional products for potential inclusion in its portfolio, the Company generally focuses on acquiring rights to medicines that serve niche or defined patient populations. Major drug companies are less likely to address these niche markets because they do not believe these markets will produce acceptable revenues and returns. This reluctance limits the number of potential sources of competition. In addition, a product designed for smaller patient populations is often eligible for orphan drug designation. By obtaining orphan drug designation, the Company is granted exclusive marketing rights or status in the United States for seven years, subject to certain limitations, after an NDA for a product is approved, if the Company is the first to receive approval for the designated drug and indication.

The Company seeks to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. The Company also searches for product candidates that represent new delivery methods or dosage forms of previously approved or known compounds because the Company believes these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, the Company attempts to develop medicines where clear clinical endpoints can demonstrate their effectiveness. Generally, the Company seeks to acquire products that can be developed to the point of FDA approval within three to five years of their acquisition. Typically, the Company also focuses its development efforts on one indication and, when possible, one dosage form to minimize development costs. Potential additional indications or dosage forms will only be evaluated after the primary NDA is submitted or approved.

An additional element of the Company's product development strategy is to acquire products that have or can have a degree of proprietary protection. Generally, this goal is accomplished by selecting products that are covered by patents, are eligible for orphan drug designation, or are the subject of an exclusive license from a sole supplier or a manufacturer with specialized or proprietary processes. The likely availability of adequate levels of reimbursement from third-party payors is also an important factor in product acquisition decisions.

The Company's management reviews new product opportunities and makes recommendations to the Board of Directors of the Company regarding the license or acquisition of any proposed additional products. The product review process involves discussions with customers (physicians and patients) within a given therapeutic area to identify unmet needs, and with the initial product developer and experts in the disease treated by the drug; review of research publications and other databases to gauge competitive activities; market research aimed at identifying potential acceptance by the end user; technical evaluations to determine manufacturability and cost; expected FDA regulatory requirements to obtain acceptable marketing or promotional claims; and a legal review of any relevant proprietary rights. If this review indicates that the proposed product meets the Company's selection criteria, efforts to negotiate a license are initiated. Generally, the Company seeks to obtain licenses that require a minimal signing fees and commercially acceptable royalty levels.

The Company is continually seeking and evaluating additional proposed products within selected therapeutic areas. Should the Company be unsuccessful in acquiring additional proposed products for development and commercialization within a selected therapeutic area, the Company may reassess the viability of a therapeutic area or redefine the area to expand the number of potential products that might satisfy the Company's acquisition criteria for a viable therapeutic area to ensure adequate future growth of the Company.

         PRODUCT DEVELOPMENT
Pharmaceutical product development is one of the Company's principal activities. The Company has incurred $48.1 million in research and development expense through December 31, 2002. In addition, the Company estimates that it will need to incur at least an additional $6.0 million in research and development expense relating to the seven products it currently markets, including obtaining any potential additional Xyrem indications.

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

The Company believes the use of third parties to develop and manufacture its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were performed by internal personnel who were required to support all of the Company's products. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company. Over time, the Company expects to build internal capabilities to replace certain functions now contracted to outside parties.

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

The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining commercial strategy with a product's development. A drug development portfolio cannot be completely insulated from potential clinical and marketing failures. It is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. To date, the Company has discontinued development activities with respect to eleven proposed products because either the products were deemed unapprovable or the estimated financial returns of these proposed products were unacceptable.

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

Due to FDA mandated dating requirements and the limited market size for the Company's approved products, the Company may be subject to complex manufacturing logistics, minimum order quantities that could result in excess inventory as determined under the Company's accounting policy, unsalable inventory as a result of product expiring prior to use, and competition with others for manufacturing services when needed or expected. The Company has a production-planning program to assess and manage the manufacturing logistics amongst the vendors supplying the required finished product components of bulk drug substance, drug product and packaging.

The Company is substantially dependent on its contract drug product manufacturers. These manufacturers have been approved by the FDA for the production of the Company's approved products. Following is a listing of the Company's contract drug product manufacturers:

Contract Drug Product Manufacturer              Marketed and Proposed Products
------------------------------------            --------------------------------
An affiliate of Boehringer Ingelheim            Antizol, Antizol-Vet, Elliotts B
                                                Solution, and Busulfex

NutraMax, Inc.                                  Sucraid

Proclinical, Inc., Ropack, Inc.                 Cystadane

DSM/Catalytica Pharmaceuticals, Inc.            Xyrem


In addition to the contract drug product manufacturers, the Company is substantially dependent on Ash Stevens, Inc. ("Ash Stevens") and Lonza, Inc. ("Lonza"). Ash Stevens is the Company's sole supplier of bulk drug substance for the manufacture of Antizol, Antizol-Vet, and Busulfex; while Lonza is the Company's sole supplier of bulk drug substance for the manufacture of Xyrem.

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

As part of its marketing efforts, the Company identifies and defines appropriate therapeutic areas, identifies customer needs within each therapeutic area, identifies specific product acquisition candidates within each therapeutic area, works with the development team to insure clinical data are collected that supports the desired indication and marketing claims, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis; the product's marketing plan is developed. Upon submission of the NDA to the FDA, the product management responsibilities transition from the development team to the Company's marketing and sales staff. The development group continues to provide support where needed to enhance marketing and sales efforts. This group is responsible for all aspects of a product's marketing and sales, including product forecasting, positioning, price, promotion and physical distribution to successfully launch and commercialize the product. Senior sales and marketing employees lead a cross functional team of internal and external personnel to implement a product's marketing and commercialization plan. In addition, marketing and sales staff also supports the Company's international sales efforts through support of and interfacing with international partners.

         MARKETING - FOREIGN
In general, the Company expects to out-license foreign marketing, sales and distribution rights after an NDA is submitted or approved in the United States. The Company contracts with foreign companies (usually pharmaceutical companies) to market and distribute its products. The Company considers Europe and Japan to be its most attractive foreign markets. The Company has entered into marketing, sales and distribution agreements for Antizol, Cystadane and Sucraid in Europe, Cystadane and Sucraid in Australia and New Zealand, Busulfex, Cystadane, Elliots B Solution and Sucraid in Israel, Antizol and Cystadane in Canada, and Elliotts B Solution in Central America.

In October 1999, the Company signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, as well as Argentina and South Africa. Upon approval, Pierre Fabre, a private company with 2002 sales in excess of $1.3 billion and approximately 9,000 employees, will market Busulfex to transplant centers through its 75 oncology marketing and sales personnel. The Company has an agreement with IDIS World Medicine to distribute Busulfex on a "named patient basis" to requesting physicians outside of the United States, Canada and Israel, and other approved products in territories where the Company's other products are not approved and where the Company does not have a distribution partner. The Company began shipments to IDIS in January 2000.

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

The Company's historical practice is to negotiate contracts with foreign distributors that generally provide for minimum order and sales performance. Minimum fees negotiated with foreign parties to date are not material and are not refundable, nor subject to future performance criteria. The foreign contracting party is responsible for obtaining marketing approval for the Company's product to which the agreement relates and the Company is responsible for providing selected U.S regulatory information to the foreign party on request. The Company cannot unilaterally terminate these agreements without established evidence of default, but these agreements do expire over a defined period of time and the Company may seek other foreign parties to provide comparable services upon expiration if not satisfied with the performance of its partners. The principal benefit a foreign party receives from entering into these agreements with the Company and paying the minimum fees, if any, is a contracted price for acquisition of product from the Company because the Company is the sole supplier of its approved products on a worldwide basis.

The Company is in the process of obtaining a partner for the distribution of Xyrem in the European Union, where it received orphan drug designation in February 2003, and Asia. The commercial agreement with a third party for Xyrem that provides marketing rights outside of the United States may differ from previously executed contracts in that the Company hopes to secure an upfront payment as well as milestone payments for regulatory and/or commercial milestone achievements.

         DISTRIBUTION
In the foreseeable future, the Company does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be more economically and efficiently distributed through third party distribution organizations. Cystadane is principally distributed directly to patients through a third party mail order pharmacy, Chronimed, Inc. Elliotts B Solution, Antizol and Busulfex are primarily used in a hospital setting and are distributed by an affiliate of Cardinal Health. This distribution system allows the sale of these products directly into hospitals or, if customers prefer, through their primary wholesaler. Antizol-Vet is a product used in veterinary clinics and is distributed by an affiliate of Cardinal Health to individual veterinary clinics and a network of veterinary wholesalers.

The Company has a contract with a central pharmacy to distribute Xyrem in the United States. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA's review and approval process, and distribution will be strictly controlled. The specialty pharmacy will be the only source through which Xyrem can be obtained. Distribution will be governed by the FDA's Subpart H regulations and will fully comply with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem will be subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed.


COMPETITION
Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including, but not limited to, those described below.

o PRODUCT ACQUISITION -The Company will compete with other entities in acquiring product rights from other companies, universities, other research institutions, as well as from other potential licensors.
o PRODUCT DEVELOPMENT RESOURCES - The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.
o ORPHAN DRUG DESIGNATION - The Company is aware of two other companies that have filed for and received orphan drug designation on products similar to two of its products. Sparta Pharmaceutical (acquired by SuperGen in 1999) and Teva (formerly Biocraft) have been granted orphan drug designations for their intravenous busulfan and sodium oxybate, respectively. Intravenous busulfan and sodium oxybate are their equivalents of the Company's Busulfex and Xyrem products, respectively. The Company does not believe SuperGen is developing an intravenous busulfan. In 1999, the Company entered into an agreement with Teva that, in effect, transfers Teva's development data to the Company. While the Company is not aware of others holding or seeking orphan drug designations for products that would compete with the Company's products for NDA approval, there can be no assurance that the Company's products will not have such competition from another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication.
o MARKETING AND SALES - Each of the Company's current products will face competition from other products or from other therapeutic alternatives. The Company's products may compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company.
o MANUFACTURING - The Company may also compete for limited manufacturing capacity or availability.

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

Inclusion or listing on the formularies of managed care groups is important to the commercial success of most prescription medicines. A pharmaceutical must be included on a third-party payor's formulary or must be deemed "medically necessary" to be eligible for reimbursement by that payor. In deciding whether a drug is to be included on a formulary, payors will generally consider its therapeutic value and cost in comparison to other available treatments. The Company believes that the proprietary nature and medical usefulness of its products should assist it in its efforts to have its products approved for reimbursement. No assurance can be given, however, that the Company's products will be approved for reimbursement by third-party payors at acceptable levels, or at all.

         PRODUCT APPROVALS
The Company's products require FDA approval in the United States and comparable approvals in foreign markets before they can be marketed. The development of investigational products and the marketing and supply of approved products require continuing compliance with FDA regulations on the part of the Company as well as its manufacturers and distributors.

         SCHEDULED PRODUCTS
Products that are designated "controlled" substances also require compliance with regulations administered by the U.S. Drug Enforcement Agency ("DEA"), and similar regulations administered by state regulatory agencies. On February 28, 2000 the President signed PL 106-172, a public law that makes gamma hydroxybutyrate (GHB) a Schedule I substance. Schedule I is the designation by which illegal and non-approved drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration (FDA) approved protocols or approved for commercial sale by the FDA as Schedule III substances.

Each state has the ability to schedule products more strictly or equivalent to the Federally designated schedule. Most states have adopted, either administratively or legislatively, the bifurcated I/III schedule as described above. The Company continues its efforts to ensure consistency of scheduling across all states.

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

HUMAN RESOURCES
The Company has 108 full-time and five part-time employees. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.

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

DISCONTINUED DEVELOPMENT PRODUCTS
Through December 31, 2002, the Company discontinued development activities on a total of eleven proposed products. There can be no assurance that the Company's license rights and/or any clinical data related to a discontinued product have any value to a third party and, if such rights or clinical data have value, there can be no assurance that the Company can come to terms with a third party for the sale of such rights or clinical data.


PRODUCTS

The following tables summarize certain information relating to the Company's products:

                                                 MARKETED PRODUCTS
------------------------------------------------------------------------------------------------------------
                                                                                   U.S. Patent
                                                                       NDA         Issued or     Orphan Drug
                                                                     Approval       Applied        Status
Approved Product                             Application                Date           For            **
-------------------------------------  -----------------------       ---------     -----------    ----------
Xyrem(R) (sodium oxybate) oral         For the treatment of          July 2002         Yes          Granted
solution                               cataplexy associated
                                       with narcolepsy

Antizol(R) (fomepizole) Injection      Antidote for ethylene         December           No          Granted
                                       glycol (antifreeze) or          1997
                                       suspected ethylene
                                       glycol ingestion in
                                       humans

                                       Antidote for methanol         December           No          Granted
                                       or suspected methanol           2000
                                       ingestion in humans

Busulfex(R) (busulfan) Injection       For use in combination        February          Yes          Granted
                                       with cyclophosphamide           1999
                                       as a conditioning
                                       regimen prior to
                                       allogenic hematopoietic
                                       cell transplantation
                                       for chronic myelogenous
                                       leukemia ("CML")

Cystadane(R) (betaine anhydrous for    Homocystinuria, a          October 1996          No          Granted
   oral solution)                      genetic disease

Sucraid(R) (sacrosidase) oral          Sucrase deficiency, a          April             No          Granted
    solution                           genetic disease                1998

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

                                          PRODUCTS UNDER DEVELOPMENT
----------------------------------------------------------------------------------------------------------
                                                                               U.S. Patent
                                                                  Phase of      Issued or     Orphan Drug
                                                                Development      Applied      Designation
Investigational Product                Proposed Application          *              For           **
----------------------------------     --------------------     -----------     ---------     ------------
Xyrem(R) (sodium oxybate) oral         Sleep disorders          III(b)
    solution

* Development Phases are discussed under "Business - The Regulatory Process". ** Orphan Drug Designation and Status are discussed under "Business -
   Proprietary Rights"


APPROVED PRODUCTS
         XYREM (SODIUM OXYBATE) ORAL SOLUTION
Narcolepsy is a chronic neurologic sleep disorder in which sleep is "fragmented", that is, does not occur in an integrated and cohesive manner. This fragmentation results in excessive daytime sleepiness, unavoidable daytime sleep attacks, cataplexy or sudden loss of muscle control provoked by emotions, sleep paralysis or brief periods of muscle paralysis and hallucinations, or vivid and sometimes frightening dreaming when falling asleep or waking up. Other related symptoms include broken nighttime sleep, disturbances of auditory and visual perception, and lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Narcolepsy is thought to affect approximately 140,000 persons in the United States. Approximately 75,000 of these patients are thought to be diagnosed. Narcolepsy patients usually begin to develop symptoms between the ages of 15-25. Symptoms have been reported in patients as young as five years of age.

The usual treatment for narcolepsy includes symptomatic treatment of excessive daytime sleepiness and sleep attacks with stimulants or wakefulness promoting agents. The symptoms of cataplexy, sleep paralysis and hypnagogic hallucinations are typically treated with tricyclic antidepressants ("TCAs") or selective serotonin reuptake inhibitors ("SSRIs"). These treatment regimens, in addition to limited efficacy, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects such as insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. Patients often build tolerance to the TCAs and SSRIs and doses are increased to obtain clinical effectiveness. These medications can cause the side effects of dry mouth, impotence, loss of libido, and increased heart rate. Clinical results with Xyrem suggest that it is effective in the treatment of narcolepsy symptoms. Administered at night, it is believed to consolidate sleep and has been shown to reduce cataplexy attacks, and to reduce the severity of daytime sleepiness when used in combination with stimulants during the day. More than 500 narcolepsy patients have been exposed to clinical doses with an acceptable side effect profile. Xyrem does not appear to have the side effects associated with TCAs and SSRIs. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

The Company submitted its NDA for Xyrem on October 2, 2000 and was granted approval on July 17, 2002. The product is indicated for the treatment of cataplexy associated with narcolepsy. The Company began shipping product in September 2002 and the commercial launch commenced on October 7, 2002. Through December 31, 2002 nearly 1000 new prescriptions have been written for Xyrem by approximately 280 physicians.

Gamma hydroxybutyrate (GHB) is the active ingredient in Xyrem. Illicitly produced GHB has been reported to be a drug of abuse. On February 18, 2000, the President signed PL 106-172, a public law that makes GHB a Schedule I substance.
Schedule I is the designation by which illegal drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration
(FDA) approved protocols or approved for commercial sale as Schedule III substances.

Each state has the ability to schedule products more strictly or equivalent to the Federally designated schedule. Most states have adopted, either administratively or legislatively, the I/III schedule as described above. The Company continues its efforts to ensure consistency of scheduling across all states.

Sodium oxybate (GHB), the active ingredient in Xyrem, is a known compound and is not patentable. The Company has received an orphan drug status for its indicated use of Xyrem. There are no license fees or royalty payments associated with Xyrem revenues. FDA orphan drug status extends through July 17, 2009. The Company has an issued formulation patent, which expires on December 22, 2019. Other patents are pending. The Company has contracted with third party bulk drug and drug product manufacturers for the production of Xyrem under GMP conditions.

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

In December 2002, the FDA approved labeling changes for Busulfex with respect to pediatric dosing, but did not award the Company a pediatric indication.

In December 2000, the Company signed a definitive agreement granting Kirin Brewery Co., LTD exclusive rights to market and distribute Busulfex in Asia. Kirin is a diversified company with annual sales of more than $14 billion worldwide in the food, beverage and pharmaceutical industry. Kirin expanded into the pharmaceutical industry in 1982 and has established a strong presence in the fields of nephrology, cancer and cell production, immunology and allergy. The Company began shipments of clinical trial materials to Kirin in 2001

In October 1999, the Company signed a definitive agreement with Pierre Fabre Medicament, granting the French company exclusive rights to market and distribute Busulfex in 21 European countries, Argentina, and South Africa. Pierre Fabre will market Busulfex to transplant centers through 75 oncology marketing and sales personnel. The Company signed an agreement with IDIS World Medicine in December 1999 to distribute Busulfex on a named patient basis to requesting physicians outside of the United States, Canada and Israel until marketing approvals are granted by the respective regulatory agencies. The Company began shipments to IDIS in January 2000. A marketing application was submitted by Pierre Fabre Medicament in Europe in late 2001. In March 2003 the European Committee for Proprietary Medicinal Products (CPMP) recommended to the European Commission that Busulfex(R) (busulfan) Injection be approved for marketing in Europe as a conditioning treatment prior to haematopoietic progenitor stem cell or bone marrow transplantation in adult patients.

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

The Company has obtained orphan drug status for Busulfex for the approved indication, which initially provided marketing exclusivity for that indication to the Company through February 2006. With the addition of pediatric labeling, the FDA granted a six-month extension of exclusivity through August 2006. The Company has contracted with a third party for the production of Busulfex under GMP conditions. In addition, the Company has an exclusive, worldwide license except for Australia from M.D. Anderson Cancer Center, The University of Texas, and The University of Houston (collectively, the "busulfan licensors") to develop and market this intravenous form of busulfan, which is effective for the term of busulfan licensors' patent rights. The busulfan licensors have been granted two U.S. patents covering the licensed product's formulation and its use in bone marrow transplants and other conditions, which expire in September 2016 and July 2015, respectively. The product is distributed for the Company by an affiliate of Cardinal Health.

         ANTIZOL (FOMEPIZOLE) INJECTION

Antizol received marketing clearance from the FDA in December 1997 for suspected or confirmed ethylene glycol poisonings and December 2000 for suspected or confirmed methanol poisonings. The Company commenced shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. When ingested by humans, ethylene glycol or methanol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. In a survey conducted in 2001 by the American Association of Poison Control Centers, approximately 8,500 cases of ethylene glycol poisoning were reported to United States poison control centers. In the same year, there were approximately 1,100 treatments for such poisonings. The Company believes that hospital pharmacies will continue to stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 2002, Antizol contributed approximately 39% of the Company's total revenues. The Company estimates that over one-third of all hospitals with emergency rooms currently stock the product. Antizol has become the standard of care for toxic alcohol poisoning and guidelines issued by the American Academy of Clinical Toxicologists recommended Antizol as the drug of choice for such poisonings. The Company expects to see limited incremental stocking by hospitals in 2003. Future sales will be based more on usage as stocking levels are expected to plateau. The Company has also received marketing approval for Antizol in Canada for the treatment of suspected or confirmed ethylene glycol poisonings.

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

         CYSTADANE (BETAINE ANHYDROUS FOR ORAL SOLUTION)
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is principally distributed on a non-exclusive basis by Chronimed Inc. directly to patients in the United States through its mail order pharmacy. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are estimated to be 1,000 patients with homocystinuria in the United States. The annual market potential for Cystadane is approximately $500,000 in the United States. The Company does receive sales revenue generated outside of the United States. Cystadane revenues met the Company's expectations in 2002 and are expected to grow slightly in subsequent periods. The Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients.

The Company has obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provides marketing exclusivity to the Company through October 2003. The Company has contracted with a third party for the production of Cystadane under GMP conditions. No license was required for the Company to develop and market Cystadane.

The Company is not currently sponsoring any clinical trials with/for Cystadane. The Company is aware, however, of clinical trials being conducted by independent investigators to assess the safety and efficacy of Cystadane as a stand alone or adjunctive therapy for the following indications: Non-alcoholic steatohepatitis, Rett syndrome, rheumatoid arthritis and hyperhomocystinemia. The Company does not expect that the results of any of these clinical trials will significantly enhance or decrease the current limited market potential for Cystadane in the near future.

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

Sacrosidase, the active ingredient in Sucraid, is a known compound and is not patentable. The Company has obtained orphan drug status for Sucraid for the approved indication, which provides marketing exclusivity to the Company through April 2005. The Company has contracted with a third party for the production of Sucraid under GMP conditions. In addition, the Company has an exclusive, worldwide license from Hartford Hospital to develop and market Sucraid, which expires in April 2005. The license provides for two five-year extension options, the first through April 2010 and the second through April 2015, unless either party decides to terminate the license within 90 days prior to April 2005 or April 2010.

         ANTIZOL-VET (FOMEPIZOLE) FOR INJECTION
In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet as a treatment for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $300,000. The Company has found that stocking of this product has been limited due to its high cost, but it is ordered when a poisoning occurs. Antizol-Vet revenues met the Company's expectations in 2002 and are expected to remain constant or decline in subsequent periods.

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

SLEEP DISORDERS - INVESTIGATIONAL PRODUCT
         XYREM (SODIUM OXYBATE) ORAL SOLUTION
The Company is conducting a Phase III (b) third clinical trial for Xyrem, which the FDA has previously indicated is not required for the Company's NDA submission. This controlled clinical trial assesses the efficacy of Xyrem for treating excessive daytime sleepiness (EDS) related to narcolepsy as its primary endpoint. This trial continues to move forward toward completion in the middle of 2003. A second Phase III(b) trial will begin in early 2003 to assess Xyrem with and without other stimulant medication for the treatment of EDS associated with narcolepsy.

ITEM 2. PROPERTIES
The Company currently occupies approximately 15,000 square feet of leased office space at a monthly rent of approximately $25,000, including operating expenses. This lease expires on October 31, 2003.


ITEM 3. LEGAL PROCEEDINGS
None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
THIS SECTION NEEDS TO BE UPDSATED TO INCLUDE MARK PERRIN, AND DAVID FULLER The executive officers of the Company and their ages as of March 1, 2003.

         Name                       Age                   Title
-------------------------------    -----    ------------------------------------
John Howell Bullion                  51     Chief Executive Officer and Chairman
                                            of the Board
William Houghton, M.D.               60     Executive Vice President and Chief
                                            Scientific and Medical Officer
Mark Perrin                          46     Executive Vice President and Chief
                                            Commercial Officer
Timothy G. McGrath                   38     Vice President and Chief Financial
                                            Officer
Dayton T. Reardan, Ph.D.             47     Vice President of Regulatory Affairs
Pamela J. Stahl                      37     Vice President of Commercial
                                            Operations
David Fuller, M.D.                   39     Vice President of Medical Affairs

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

Dr. Houghton has been the Company's Executive Vice President, Chief Scientific and Chief Medical Officer since May 2002. Prior to that Dr. Houghton served as the Company's Chief Operating Officer since joining the Company in August 1998. Dr. Houghton's most recent position was Chief Scientific Officer and Vice President of Clinical and Regulatory Affairs at Iotek, Inc. from April 1995 to August 1998. At Iotek, Dr. Houghton was responsible for all research activities, regulatory and clinical research, and served as the medical liaison with Iotek's Medical advisory Board. From February 1984 to March 1995, Dr. Houghton also held a variety of management positions with Abbott Australasia and Abbott Laboratories in the United States.

Mr. Perrin has been the Company's Executive Vice President and Chief Commercial Officer since May 2002. From 1995 to 2001, Mr. Perrin was Executive Vice President, Commercial Operations at COR Therapeutics responsible for all aspects of sales marketing and manufacturing. Prior to that Mr. Perrin held sales, marketing and commercial operations management positions at Burroughs Wellcome Company from 1992 to 1995 and Lederle Laboratories from 1979 to 1992.

Mr. McGrath has been the Company's Vice President and Chief Financial Officer since October 1999. Previously, Mr. McGrath had worked as consultant providing financial services to growing companies in the Minneapolis and Saint Paul area. From 1994 to 1998, he was Vice President of Finance at E. W. Blanch Holdings, Inc., a publicly traded provider of integrated risk management and distribution services. Prior to joining E.W. Blanch Holdings, Mr. McGrath was with Ernst & Young LLP in Minneapolis.

Dr. Reardan has been the Company's Vice President of Regulatory Affairs since May 1995 and had been the Director of Regulatory Affairs since joining the Company in 1994. From 1993 to 1994, he was Director of Development at CV Therapeutics. From 1984 to 1993, he held a variety of scientific, development and management positions at Xoma Corporation.

Ms. Stahl has been the Company's Vice President of Commercial Operations since October 2001. Most recently, Ms. Stahl was Vice President of Sales at American TeleCare, Inc. an emerging telemedicine company where she had responsibility for sales, marketing, and distribution. Previously, she held several management positions in sales, managed care, and sales training at AstraZeneca L.P. During her tenure at AstraZeneca L.P., Ms. Stahl was a member of the team that launched Prilosec(R), the leading treatment of acid related disorders. She also worked at Merck & Co., Inc. in sales and training positions supporting Zocor(R) and Pepcid(R). In her position at Orphan Medical, Ms. Stahl manages the Company's U.S. and International sales, distribution, and Patient Affairs functions.

Dr. Fuller has been the Company's Vice President of Medical Affairs since February 2002 and had been the Director of Medical Affairs since joining the Company in July 2001. From February 1999 to July 2001, Dr. Fuller held several management positions at CeNeS Pharmaceuticals. From 1992 through 1999, Dr. Fuller was Managing Director at Spectrum Pharmaceuticals, a consulting firm. Prior to that, Dr. Fuller held various positions at Pfizer Pty Ltd., Bayer Australia Ltd., and Roche Products. Dr. Fuller was also a Resident Medical Officer at Royal Prince Alfred Hospital in Camperdown, Australia.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The Company's Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company's Common Stock for the years ended December 31, 2002 and December 31, 2001.

-------------------------------------------------------------------
                                         High                 Low
                                       ----------------------------
YEAR ENDED DECEMBER 31, 2002
  January 1 through March 31            $15.000            $10.310
  April 1, through June 30              $13.060             $9.000
  July 1 through September 30           $12.200             $5.950
  October 1 through December 31         $11.350             $6.960

YEAR ENDED DECEMBER 31, 2001
  January 1 through March 31            $18.375             $6.375
  April 1 through June 30               $15.000             $9.500
  July 1 through September 30           $12.200             $6.500
  October 1 through December 31         $14.100             $7.240
-------------------------------------------------------------------


EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

The following table summarizes information as of December 31, 2002 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2002, the Company had no equity compensation plans that were not approved by security holders.



-------------------------- ---------------------------- ---------------------------- -------------------------
                                                                                     NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE FOR
                           NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    FUTURE ISSUANCE UNDER
                           ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS
                           OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                           WARRANTS AND RIGHTS          RIGHTS                       REFLECTED IN COLUMN (1))
      PLAN CATEGORY                    (1)                          (2)                          (3)
-------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation                     1,997,478                           $7.90                   369,928
plans approved by
security holders

As of March 15, 2003, the Company's Common Stock was held by approximately 250 shareholders of record and the Company estimates that there were approximately 3,000 beneficial owners of its Common Stock on such date.

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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data of the Company as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, 2001 and 2000, are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The selected financial data as of December 31, 2000, 1999 and 1998 and for each of the two years ending December 31, 1999 and 1998 are derived from financial statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                          FINANCIAL POSITION
-------------------------------------------------------------------------------------------------------
                                                          December 31,
                           ----------------------------------------------------------------------------
                                2002           2001            2000           1999           1998
                           ------------------------------ ---------------------------------------------
Cash, cash equivalents and
 available-for-sale
 securities                 $  6,920,685  $  19,011,245   $  11,417,254   $  4,032,914   $  7,521,483
Working capital                6,672,090     18,010,707      10,266,029      3,161,324      5,274,550
Total assets                  13,138,922     22,346,276      15,296,885      6,241,178      9,046,730
Accumulated deficit          (66,388,335)   (54,073,165)    (47,178,667)   (40,243,874)   (34,433,640)
Total shareholders' equity     7,749,794     18,412,707      10,742,927      3,561,208      5,575,577
-------------------------------------------------------------------------------------------------------

                                           FINANCIAL RESULTS
-------------------------------------------------------------------------------------------------------
                            For the Year   For the Year    For the Year   For the Year   For the Year
                               Ended          Ended           Ended          Ended          Ended
                            December 31,   December 31,    December 31,   December 31,   December 31,
                                2002           2001            2000           1999           1998
                           -------------  -------------   -------------  -------------  ---------------
Revenues                   $  16,130,169  $  11,274,110   $  11,185,634  $   6,457,406  $   5,048,308
Cost of sales                  2,191,598      1,591,826       1,532,446        803,562      1,118,644
                           -------------  -------------   -------------  -------------  ---------------
Gross profit                  13,938,571      9,682,284       9,653,188      5,653,844      3,929,664
Operating expenses
Research and development       6,618,091      5,462,336       7,179,605      5,208,099      6,611,011
Sales and marketing           12,518,498      5,729,987       5,259,031      3,198,146      2,739,299
General and administrative     6,458,308      4,807,847       4,094,905      2,756,827      2,994,342
                           -------------  -------------   -------------  -------------  ---------------
Loss from operations         (11,656,326)    (6,317,886)     (6,880,353)    (5,509,228)    (8,414,987)
Other income, net                255,178        321,315         793,238        287,989        177,885
                           -------------  -------------   -------------  -------------  ---------------
Net loss                     (11,401,148)    (5,996,571)     (6,087,115)    (5,221,239)    (8,237,102)
Less: Preferred stock
 dividend                        922,170        903,053         872,024        682,872        249,658
                           -------------  -------------   -------------  -------------  ---------------
Net loss applicable to
 common shareholders       $ (12,323,318) $  (6,899,624)  $  (6,959,139) $  (5,904,111) $  (8,486,760)
                           =============  =============   =============  =============  ===============
Basic and diluted loss
 per common share                 $(1.19)        $(0.80)         $(0.86)        $(0.90)        $(1.36)

Weighted average
 shares outstanding           10,349,679      8,597,331       8,135,224      6,587,790      6,236,897
-------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of seven products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 2002 of $66.4 million. In addition, the Company expects to incur additional losses from operations in 2003.

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

Distribution of Xyrem, a Schedule III controlled substance, is governed by the FDA's Subpart H regulations. To comply with these regulations, the Company has developed a rigorous system that makes Xyrem available to patients from a single, specialty pharmacy. Both physicians and patients must receive educational materials from the Company before obtaining Xyrem. Orphan Medical has worked closely with the FDA, DEA and law enforcement agencies to develop strict distribution and risk-management controls designed to restrict access to Xyrem to the intended patient population. The Company has hired and trained 36 additional sales employees who will call on accredited sleep centers, and other physician specialists treating those with cataplexy. The Company launched Xyrem on October 7, 2002.

The Company has worked with physicians, patients, and FDA for nearly eight years to bring Xyrem to patients with cataplexy. The Company is continuing investigations to fully understand the mechanism of action of Xyrem. The Company also expects to complete by the end of 2003 the clinical portion of the Phase III(b) trial designed to assess the efficacy of Xyrem in reducing excessive daytime sleepiness as a supplement to stimulant therapy. The Company has initiated a second Phase III(b) trial to assess the efficacy of Xyrem in reducing excessive daytime sleepiness both with and without concomitant stimulant therapy.

On March 28, 2003, the Company cancelled its existing line of credit facility and entered into a new facility with a commercial bank. The new line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $3.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION
Sales for all products except Xyrem(R) (sodium oxybate) oral solution are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for estimated returns of outdated product and for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. The Company monitors the return of product and modifies its accrual for outdated product returns as necessary. Management bases these reserves on historical experience and this estimate is subject to change.

ACCOUNTS RECEIVABLE ALLOWANCE
The Company determines an allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable. There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers' financial condition. Domestic receivables are due within 30 days of the invoice date. International receivables are generally due within 60 to 90 days of invoice date. Credit losses relating to customers have not been material since the Company's inception.

INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2002 VS. TWELVE MONTHS ENDED DECEMBER 31, 2001 Revenues increased to $16.1 million for the twelve months ended December 31, 2002 from $11.3 million for the twelve months ended December 31, 2001, an increase of $4.8 million or 43%. Sales of both Antizol and Busulfex exceeded revenue expectations in 2002. Antizol(R) (fomepizole) Injection performed very well throughout 2002. Sales of the antidote experienced 34% growth as compared to the prior year and Antizol is being stocked in over one-third of all hospitals with emergency departments. Antizol is established as the standard of care for confirmed or suspected ethylene glycol and methanol poisonings. Use of Busulfex(R) (busulfan) Injection in preparative regimens for bone marrow transplantation also continues to realize significant growth in the United States, Canada and other countries. Busulfex continues to advance into new research areas in place of oral busulfan or total body irradiation, and now holds an approximate 55 percent market share of the transplants that include a busulfan-based regimen. The sales of Cystadane, Sucraid Antizol-Vet and Elliotts B met the Company's expectations in 2002 and are not expected to increase significantly in 2003. Revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its approved products.

Cost of sales increased to $2.2 million for the twelve months ended December 31, 2002 from $1.6 million for the twelve months ended December 31, 2001, an increase of $0.6 million or 38%. The increase is primarily attributable to the increase in sales in 2002. The gross margins for both 2002 and 2001 were 86%. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased to $6.6 million for the twelve months ended December 31, 2002 from $5.5 million for the twelve months ended December 31, 2001, an increase of $1.1 million or 21%. The increase is the result of increased activity in ongoing trials for Xyrem and other development activities related to Xyrem and other products. The two Phase III(b) trials for Xyrem, now underway, will increase research and development spending in subsequent quarters, as will additional trials and data updates requested by the FDA. Clinical spending for these activities will be dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trials, and the number of active clinical sites.

Sales and marketing expense increased to $12.5 million for the twelve months ended December 31, 2002 from $5.7 million for the twelve months ended December 31, 2001, an increase of $6.8 million or 118%. This increase is largely attributable to activities for Xyrem, including the development of marketing materials, the recruitment and training of a dedicated specialty sales force, the implementation of the specialty distribution system and the ongoing activities associated with initial introduction of a new product. Sales and marketing expenses will increase versus historical levels in subsequent quarters to support the sales and marketing efforts related to Xyrem.

General and administrative expense increased to $6.5 million for the twelve months ended December 31, 2002 from $4.8 million for the twelve months ended December 31, 2001, an increase of $1.7 million or 34%. The increase in general and administrative expenses is related to building infrastructure for the launch and subsequent support of Xyrem. General and administrative expenses are expected to increase somewhat above current levels in the next few quarters as additional personnel are added and other support projects are initiated.

Other income consists of interest income from investment activities net of interest expense. Other income was $0.3 million for the twelve months ended December 31, 2002 and 2001. Even though the equity transaction completed in December 2001 increased the cash available for investment in 2002, the lower interest rates and the cash used to fund development and working capital activities of the Company resulted in no increase in interest income for 2002 over 2001. Other income is expected to decrease in 2003 as a result of cash used to fund development and working capital activities of the Company.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.9 million for the twelve months ended December 31, 2002 and 2001. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. Prior to February 2001, the Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. Subsequent to February 2001, the Company intends to continue to satisfy its future dividend payment obligations by the issuance of unregistered common shares of stock for the Senior Convertible Preferred Stock and additional preferred stock for the Series B Convertible Preferred Stock, which will cause preferred stock dividends to increase in subsequent quarters.

Net loss applicable to common shareholders was $12.3 million for the twelve months ended December 31, 2002 compared to a net loss of $6.9 million for the twelve months ended December 31, 2001. Basic and diluted loss per common share for these respective periods were $1.19 and $0.80, based on weighted average number of common shares outstanding of 10,349,679 and 8,597,331, respectively.

TWELVE MONTHS ENDED DECEMBER 31, 2001 VS. TWELVE MONTHS ENDED DECEMBER 31, 2000 Revenues increased from $11.2 million for the twelve months ended December 31, 2000 to $11.3 million for the twelve months ended December 31, 2001, an increase of $0.1 million or 1%. Sales of both Antizol and Busulfex exceeded revenue expectations in 2001. International sales of the Company's products decreased in 2001 due primarily to a delay in the shipment of clinical trial supply product requested by an international partner. The sales of Cystadane, Sucraid Antizol-Vet and Elliotts B met the Company's expectations in 2001 and are not expected to increase significantly in 2002.

Cost of sales increased from $1.5 million for the twelve months ended December 31, 2000 to $1.6 million for the twelve months ended December 31, 2001, an increase of $0.1 million or 4%. The increase is primarily attributable to the increase in sales in 2001. The gross margins for both 2001 and 2000 were 86%. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense decreased from $7.2 million for the twelve months ended December 31, 2000 to $5.5 million for the twelve months ended December 31, 2001, a decrease of $1.6 million or 23%. The decrease was the result of reduced research and development spending on Xyrem during 2001. The Company's efforts in 2001 were primarily focused on supporting the Xyrem NDA submission. The 2001 spending includes ongoing trials for Xyrem and other development and regulatory activities. Prior year spending included amounts for clinical trials included in the NDA submission.

Sales and marketing expense increased from $5.3 million for the twelve months ended December 31, 2000 to $5.7 million for the twelve months ended December 31, 2001, an increase of $0.4 million or 9%. This increase was largely attributable to significantly higher spending related to the pre-approval market activities related to Xyrem.

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

Other income consists of interest income from investment activities net of interest expense. Other income decreased from $0.8 million for the twelve months ended December 31, 2000 to $0.3 million for the twelve months ended December 31, 2001. This decrease is the result of cash used to fund development and working capital activities of the Company. In addition, interest rates on invested funds declined, reducing the yields received.

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

Net loss applicable to common shareholders was $6.9 million for the twelve months ended December 31, 2001 compared to a net loss of $7.0 million for the twelve months ended December 31, 2000. Basic and diluted loss per common share for these respective periods were $0.80 and $0.86, based on weighted average number of common shares outstanding of 8,597,331 and 8,135,224, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since July 2, 1994, the effective date the Company was spun-off from Chronimed Inc., it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $60.5 million. These net proceeds include the private placement of 1.707 million shares of newly issued common stock, resulting in net proceeds of $13.0 million in December 2001.

Net working capital (current assets less current liabilities) decreased to $6.7 million at December 31, 2002 from $18.0 million at December 31, 2001. Cash and cash equivalents decreased to $6.9 million at December 31, 2002 from $19.0 million at December 31, 2001. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company has a commercial revolving line of credit facility with a bank, which expires on June 15, 2003. The maximum amount available to the Company under this facility is $1,000,000, subject to certain limitations based on the Company's cash collateral. The Company intends to renew this line of credit facility. However the Company cannot assure that the bank will do so, or that it would do so on terms acceptable to the Company. In connection with the financing transaction in August 1999, the Company received a $2.05 million commitment in the form of a line of credit from UBS Capital. This line was eliminated as a provision of the financing transaction in December 2001. The Company had not borrowed under the UBS Capital agreement. In addition, the Company had not borrowed under the bank arrangement.

As discussed previously, the Company entered into a new line of credit facility with a commercial bank on March 27, 2003. The new line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $3.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts.

The Company's commitments for outside development spending increased to approximately $5.7 million at December 31, 2002 from $4.0 million at December 31, 2001. These commitments are generally for less than one year. The increase is principally attributable to the timing of the initiation of clinical trials for Xyrem development activities. The Company expects development spending to increase as the two Xyrem Phase III(b) clinical trials progress and post approval surveillance studies are completed. In addition, the Company continues to look at new product opportunities and any new initiatives will increase development spending. Due to the dependence of this estimate on the results of the studies and other variable components, the actual result of this estimate may be different.

The Company also has future contractual commitments for the following cash obligations

--------------------- ------------------ --------------------- ------------------- ------------------ ------------------
                            Total         Less than one year       1-3 Years           4-5 Years        After 5 Years
--------------------- ------------------ --------------------- ------------------- ------------------ ------------------
Capital lease
obligations                 $  120,593            $   24,119          $   48,238             48,236                 --
--------------------- ------------------ --------------------- ------------------- ------------------ ------------------
Operating lease
obligations (1)              1,230,300               601,100             629,200                 --                 --
--------------------- ------------------ --------------------- ------------------- ------------------ ------------------
Outside Development
Spending                     5,633,000             5,633,000                  --                 --                 --
--------------------- ------------------ --------------------- ------------------- ------------------ ------------------
Total contractual
cash obligations            $6,983,893            $6,258,219          $  677,438         $   48,236                 --
--------------------- ------------------ --------------------- ------------------- ------------------ ------------------

--------------------- ------------------ --------------------- ------------------- ------------------ ------------------

(1)-These amounts include both space for facilities and automobiles for the Company's field sales force.

The Company expects spending during 2003 for research and development, sales and marketing, and administration to increase significantly over 2002 levels. Management believes the Company's current working capital and anticipated operating cash flows from product sales will be sufficient to fund its operations at least through December 31, 2003.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) minimum net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met the market capitalization threshold at December 31, 2002. The Company's minimum net equity at December 31, 2002 equaled approximately $7.7 million and the Company's market capitalization was approximately $92.1 million (based on the last sale price of $8.80 and 10,460,283 shares outstanding as of December 31, 2002). Although the Company does not expect to be profitable in 2003, the Company nevertheless expects to continue to meet the requirements for listing on the NASDAQ National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the requirements through the year 2003 and thereafter.

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

WE HAVE A HISTORY OF LOSSES, WHICH WE EXPECT TO CONTINUE.

We have been unprofitable since our inception in January 1993. We expect operating losses at least through 2003 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met the market capitalization criteria as of December 31, 2002, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA's recognition of "orphan drug status." The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with "orphan drug designation" for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Xyrem, Antizol, Elliotts B Solution, Cystadane, Sucraid, and Busulfex.


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

EUROPE
------

An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 in the population. Our European partners have obtained orphan drug designation for both Busulfex and Cystadane Europe. The Company has obtained orphan drug designation for Xyrem and Antizol, for use in methanol poisonings, in Europe. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval that would block us from marketing our product in Europe.

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

We depend on external laboratories and medical institutions to conduct our pre-clinical and clinical analytical testing in compliance with good clinical and laboratory practices established by the FDA. The data obtained from pre-clinical and clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in FDA policy for drug approval during the period of development and in the requirements for regulatory review of each submitted NDA could result in additional delays or outright rejection.

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

FDA APPROVAL DOES NOT GUARANTEE FINANCIAL SUCCESS.

Seven of our products have been approved for marketing by regulatory authorities in the United States and elsewhere. We cannot assure you that any of our products will be commercially successful or achieve the expected financial results. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

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

The FDA can require that a company conduct "post-marketing adverse event surveillance programs" to monitor any side effects that occur after the company's drug is approved for marketing. If the surveillance program indicates unsafe side effects, the FDA may recall the product, and suspend or terminate a company's authorization to market the product. The FDA also regulates the manufacturing process for an approved drug. The FDA may impose restrictions or sanctions upon the subsequent discovery of previously unknown problems with a product or manufacturer. One possible sanction is requiring the withdrawal of such product from the market. The FDA must approve any change in manufacturer as well as most changes in the manufacturing process prior to implementation. Obtaining the FDA's approval for a change in manufacturing procedures or change in manufacturers is a lengthy process and could cause production delays and loss of sales, which would have a material adverse effect on our business and our prospects.

Certain foreign countries regulate the sales price of a product after marketing approval is granted. We cannot be sure that we can sell our products at satisfactory prices in foreign markets even if foreign regulatory authorities grant marketing approval.

WE RELY ON OTHERS FOR PRODUCT DEVELOPMENT OPPORTUNITIES.

We engage only in limited research to identify new pharmaceutical compounds. To build our product portfolio, we have adopted a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can be successfully acquired, developed, approved or marketed. We must rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to acquire or license any new pharmaceutical products, or our failure to promote and market any products successfully or products within an existing therapeutic areas, could have a material adverse effect on our business and our prospects.

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

The loss of either a bulk drug supplier or drug product manufacturer would require us to obtain regulatory clearance in the form of a "pre-approval submission" and incur validation and other costs associated with the transfer of the bulk drug or drug product manufacturing process. We believe that it could take as long as two years for the FDA to approve such a submission. Because our products are targeted to relatively small markets and our manufacturing production runs are small by industry standards, we have not incurred the added costs to certify and maintain secondary sources of supply for bulk drug substance or backup drug product manufacturers for some products. Should we lose either a bulk drug supplier or a drug product manufacturer, we could run out of salable product to meet market demands or investigational product for use in clinical trials, while we wait for the FDA approval of a new bulk drug supplier or drug product manufacturer. We cannot assure you that the change of a bulk drug supplier or drug product manufacturer and the transfer of the processes to another third party will be approved by the FDA, and if approved, in a timely manner. The loss of or the change of a bulk drug supplier or a drug product manufacturer could have a material adverse effect on our business and prospects.

BULK DRUG SUPPLY

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on a single supplier for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 88% of our total revenues in 2002, 2001 and 2000, and which are expected to account for approximately 50% of our revenues in 2003. We depend substantially on a different supplier for the supply of bulk drug substance used in Xyrem, which is expected to account for approximately 40% of our revenue in 2003. If we were to lose this company as a supplier, we would be required to identify a new supplier. We also cannot assure you that our bulk drug supply arrangements with our current suppliers, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on a single supplier for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of our total revenues in 2002, 2001 and 2000, and which are expected to account for approximately 50% of our revenues in 2003. We depend substantially on a different supplier for the supply of Xyrem, which is expected to account for approximately 40% of our revenue in 2003. If we were to lose this company as a supplier, we would be required to identify a new manufacturer. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements could adversely affect production of Busulfex, Antizol, Antizol-Vet or Xyrem, or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

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

WE DEPEND UPON OTHERS FOR DISTRIBUTION.

We have an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA's review process, and distribution will be strictly controlled. The specialty pharmacy will be the only source through which Xyrem can be obtained. Distribution will be governed by the FDA's Subpart H regulations and will fully comply with the risk-management controls jointly developed by Orphan Medical, the FDA, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem will be subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed.

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


WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Asia, and Canada our most attractive foreign markets. Our current foreign arrangements are:

      o EUROPE. We have licensed the marketing and distribution rights for Busulfex, Antizol, Cystadane and Sucraid in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" basis in other parts of Europe. This distribution of the Company's products is expected to result in a limited contribution to the Company's revenues.

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

OUR PRODUCTS MIGHT BE RECALLED.

A product can be recalled at our discretion or at the discretion of the FDA, the U.S. Federal Trade Commission, or other government agencies having regulatory authority for marketed products. A recall may occur due to disputed labeling claims, manufacturing issues, quality defects, safety issues, or other reasons. We cannot assure you that a product recall will not occur. We do not carry any insurance to cover the risk of a potential product recall. Any product recall could have a material adverse effect on our business and prospects. To date, no recall of products marketed by the Company has occurred.

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

In the United States, we expect continuing federal and state proposals to implement greater government control of the pricing and profitability of prescription pharmaceuticals. Cost controls, if mandated by a government agency, could decrease, or limit, the price we receive for our products or products we may develop in the future. We may not be able to recover our development costs, which could be substantial. We may not be able to realize an appropriate profit margin. This could have a material adverse effect on our business. Furthermore, federal and state regulations govern or influence reimbursement of health care providers for medical treatment of certain patients. We cannot assure you that actions taken by federal and/or state governments, if any, with regard to health care reform will not have a material adverse effect on our business and prospects.

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

PATENTS AND OTHER PROPRIETARY RIGHTS ARE SIGNIFICANT FACTORS IN THE PHARMACEUTICAL INDUSTRY.

The pharmaceutical industry and the investment community places considerable importance and value on obtaining patent, proprietary, and trade secret protection for new technologies, products and processes. The patent position of pharmaceutical firms is often highly uncertain and generally involves complex legal, technical and factual questions. Our success depends on several issues, including, but not limited to our ability:

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

We believe that the active ingredients or compounds in our FDA-approved products, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, Xyrem and Sucraid, are in the public domain and presently are not subject to patent protection in the United States. However, we have a patent with respect to our formulation of Xyrem oral solution. United States patents issued to the licensor covers our formulation and use of Busulfex. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

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

WE FACE INTENSE COMPETITION IN OUR INDUSTRY.

Competition in the pharmaceutical industry is intense. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, marketing experience, research and development staffs and facilities than we do. We seek to limit potential sources of competition by developing products that are eligible for orphan drug status upon NDA approval or other forms of protection. We cannot assure you, however, that our competitors will not succeed in developing similar technologies and products more rapidly than we can. Similarly, we cannot assure you that these competing technologies and products will not be more effective than any of those that we have developed or are currently developing.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company's market risk is not material.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The financial statements of the Company as of and for the year ended December 31, 2002 begin on page F-1 of this Annual Report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) DIRECTORS OF THE REGISTRANT.
The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on May 8, 2002 (the "Proxy Statement").

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information under the caption "Stock Ownership" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.


ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1).  FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                                      IN THIS
                                   DESCRIPTION                     ANNUAL REPORT
----------------------------------------------------------         -------------
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

(a)(2). FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 15(a)(1) above. Financial statement schedules not included in the Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statements or Notes thereto

                                                                    PAGE NUMBER
                                                                      IN THIS
                                   DESCRIPTION                     ANNUAL REPORT
----------------------------------------------------------         -------------
Schedule II - Valuation and Qualifying Accounts:
Years Ended December 31, 2002, 2001 and 2000                            F-15

(a)(3). LISTING OF EXHIBITS

Exhibit                         Description                                                         Method of
Number                                                                                               Filing
-------- ------------------------------------------------------------------------------------------ ---------
  3.1    Articles of Incorporation of Orphan Medical, Inc. ("OMI")                                     (1)
 3.1.1   Certificate of Designation for Senior Convertible Preferred Stock                            (11)
 3.1.2   Certificate of Designation for Series B, C and D Preferred Stock                             (15)
  3.2    Bylaws of OMI, as amended                                                                     (1)
  4.1    OMI 1994 Stock Option Plan                                                                    (1)
  4.2    OMI Employee Incentive Stock Option Agreement                                                 (1)
  4.3    OMI Non-Incentive Stock Option Agreement                                                      (1)
  4.4    OMI Non-Incentive Stock Option Agreement for Non-Employee Directors                           (1)
 10.1    Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994         (1)
 10.2    Transfer Agreement between OMI and Chronimed effective July 1, 1994                           (1)
 10.3    Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994          (1)
 10.4    Administrative Services Agreement between OMI and Chronimed effective July 2, 1994            (1)
 10.5    Security Agreement between OMI and Chronimed effective July 2, 1994                           (1)
 10.6    Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for
         Innovative Technology dated September 17, 1993                                                (1)
 10.7    Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas
         System and the University of Houston effective February 14, 1994                              (1)
 10.8    Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated
         December 29, 1993                                                                             (1)
 10.9    Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment
         Group, Inc. dated December 17, 1993                                                           (1)
 10.10   License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer
         dated March 2, 1994                                                                           (1)
10.11.1  Employment Agreement between OMI and John Howell Bullion dated October 29, 1999              (16)

Exhibit                         Description                                                         Method of
Number                                                                                               Filing
-------- ------------------------------------------------------------------------------------------ ---------
 10.12   Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994    (1)
 10.13   Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between
         OMI and Richard Breuer dated September 30, 1994                                               (2)
 10.14   Assumption Agreement and Consent to Assignment regarding Aminocaproic Acid between OMI
         and Virginia's Center for Innovative Technology dated September 30, 1994                      (2)
 10.15   Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and
         Mericon Investment Group, Inc. dated October 5, 1994                                          (2)
 10.16   License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon
         Investment Group, Inc. dated July 6, 1993                                                     (2)
 10.17   License Agreement regarding Glucaric Acid between OMI and Ohio State University Research
         Foundation dated December 28, 1994                                                            (2)
 10.18   Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI
         and Lifecore Biomedical, Inc. dated December 21, 1994                                         (2)
 10.19   Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994       (2)
 10.20   Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the
         University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University
         of Texas System and the University of Houston dated October 18, 1994                          (2)
 10.21   License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994     (2)
 10.22   License Agreement regarding Sucrase between OMI and Hartford Hospital dated
         December 30, 1994                                                                             (2)
 10.23   Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February
         6, 1995                                                                                       (2)
 10.24   Consulting Agreement between OMI and William B. Adams dated November 15, 1994                 (3)
 10.27   Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated
         October 17, 1994                                                                              (2)
 10.29   Agreement between OMI and David A. Feste effective July 1, 1995                               (4)
 10.30   Development and License Agreement regarding Choline Chloride between OMI and Alan
         Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995               (4)
 10.31   Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard
         Breuer dated May 12, 1995                                                                     (4)
 10.32   Addendum to Administrative Services Agreement between OMI and Chronimed dated
         August 2,1995                                                                                 (4)
 10.33   Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for
         Innovative Technology dated September 17, 1993                                                (5)
 10.34   Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated
         July 2, 1994                                                                                  (5)
 10.35   Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated
         October 19, 1994                                                                              (5)
 10.36   IRS tax qualification letter dated January 10, 1996 regarding the favorable determination
         of the tax status of the OMI 401(k) Savings Plan                                              (5)
 10.38   Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman
         Laboratories, Inc. dated March 4, 1996                                                        (5)
 10.39   Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and
         Distribution Agreement dated July 2, 1996                                                     (6)
 10.40   Cystadane Agreement between the OMI and Chronimed dated October 11, 1996                      (7)
 10.41   License Agreement regarding alpha galactosidase A between OMI and Research Corporation
         Technologies, Inc. Dated March 15, 1996                                                       (8)
 10.42   License Agreement regarding 5-fluorouracil between OMI and the University of Miami and
         its Department of Opthalmology dated December 6, 1996                                         (8)
 10.43   Collaborative Development Agreement regarding Clonidine between OMI and Medtronic, Inc.
         dated November 27, 1996                                                                       (8)
 10.44   Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996           (8)

Exhibit                         Description                                                         Method of
Number                                                                                               Filing
-------- ------------------------------------------------------------------------------------------ ---------
 10.45   Distribution Services Agreement between OMI and Cardinal Health dated June 1, 1997            (9)
 10.46   Termination Agreement between OMI and Chronimed dated as of June 27, 1997.                   (10)
 10.47   Loan Agreement and Security Agreement between OMI and Riverside Bank dated May 15, 1998.     (11)
 10.48   Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.             (11)
 10.49   Supplement to Termination Agreement between OMI and Chronimed dated December 7, 1998.        (12)
 10.50   Supplement II to Termination Agreement between OMI and Chronimed dated February 9, 1999.     (13)
 10.51   Purchase Agreement between OMI and UTECH, LLC dated December 30, 1998 regarding the sale     (14)
         and assignment to UTECH LLC of license rights to Colloidal Bismuth Subcitrate.
 10.52   Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.           (14)
 10.53   Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust , Caduceus    (16)
         Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.
 10.54   Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND               (16)
 10.55   Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999             (15)
 10.56   Promissory Note between OMI and UBS Capital II LLC dated August 2, 1999                      (15)
 10.57   Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting    (15)
         Preferred Stock
 10.58   Warrant to purchase shares Series D Non-Voting Preferred Stock                               (15)
 10.59   Form of Change in Control Agreement to be entered into between the OMI and Certain           (16)
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


(b). REPORTS ON FORM 8-K

None.

(c). EXHIBITS

See Item 15(a)(3) above.

(d). FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 31st day of March, 2003.

                                                     ORPHAN MEDICAL, INC.
                                                     By:
                                                         /s/ John Howell Bullion
                                                         -----------------------
                                                         John Howell Bullion
                                                         Chief Executive Officer

                                                         /s/ Timothy G. McGrath
                                                         -----------------------
                                                         Timothy G. McGrath
                                                         Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 2003.

             SIGNATURE                  |                   TITLE
-----------------------------------     |     ----------------------------------
                                        |
                                        |
      /s/ John Howell Bullion           |     Chief Executive Officer (Principal
-----------------------------------     |     Executive Officer) and a Director
        John Howell Bullion             |
                                        |
                                        |
                 *                      |     Director
-----------------------------------     |
          Michael Greene                |
                                        |
                                        |
                 *                      |     Director
-----------------------------------     |
          Julius A. Vida                |
                                        |
                                        |
                 *                      |     Director
-----------------------------------     |
           Farah Champsi                |
                                        |
                                        |
                 *                      |     Director
-----------------------------------     |
  William M. Wardell, Ph.D., M.D.       |
                                        |
                                        |
                *                       |    Director
-----------------------------------     |
            Thomas King                 |


By:    /s/ John Howell Bullion
    --------------------------
      John Howell Bullion, Attorney-In-Fact


      o John Howell Bullion, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a "*", by signing his name hereto, does hereby sign and execute this Annual Report on behalf of each of the officers and directors in the capacities in which the name of each appears above.

                                 CERTIFICATIONS

I, John H. Bullion, President and Chief Executive Officer of Orphan Medical, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Orphan Medical, Inc.;

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


Date:  March 31, 2003                      /S/ John H. Bullion
                                           -------------------------------------
                                           President and Chief Executive Officer

I, Timothy G. McGrath, Vice President and Chief Financial Officer of Orphan Medical, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Orphan Medical, Inc.;

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

Date:  March 31, 2003                 /S/ Timothy  G. McGrath
                                      -----------------------
                                      Vice President and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Orphan Medical, Inc.

We have audited the accompanying balance sheets of Orphan Medical, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Minneapolis, Minnesota                                         Ernst & Young LLP

February 11, 2003, except for Note 13, as to which the date is March 28, 2003

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                       DECEMBER 31,
                                                             -----------------------------
                                                                 2002             2001
                                                             ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                 $  6,920,685     $ 19,011,245
   Restricted cash                                                251,144               --
   Accounts receivable, less allowance for doubtful
     accounts of $25,000 for 2002 and 2001                      2,215,462        1,645,749
   Inventories                                                  2,019,758        1,242,120
   Prepaid expenses and other                                     576,156           63,662
                                                             ------------     ------------
Total current assets                                           11,983,205       21,962,776

Property and equipment:
   Property and equipment                                       2,096,618        1,056,642
   Accumulated depreciation                                      (940,901)        (673,142)
                                                             ------------     ------------
                                                                1,155,717          383,500

                                                             ------------     ------------
Total assets                                                 $ 13,138,922     $ 22,346,276
                                                             ============     ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $  1,379,790     $  1,152,426
   Accrued royalties                                              234,688          204,790
   Accrued compensation                                         1,795,410        1,065,662
   Deferred revenue                                                    --          431,310
   Accrued expenses                                             1,901,227        1,097,881
                                                             ------------     ------------
Total current liabilities                                       5,311,115        3,952,069

Capital lease obligation-less current maturities                   78,013               --

Commitments

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value;
     14,400 shares authorized 8,706 shares issued and
     outstanding                                                       87               87
   Series B Convertible Preferred Stock, $.01 par value;
     5,000 shares authorized; 3,677 and 3,417 shares
     issued and outstanding                                            37               34
   Series C Convertible Preferred Stock, $.01 par value;
     4,000 shares authorized; 0 shares issued and
     outstanding                                                       --               --
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and
     outstanding                                                       --               --
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 10,460,283 and 10,263,961 issued and
     outstanding                                                  104,602          102,639
   Additional paid-in capital                                  74,033,403       72,364,612
   Accumulated deficit                                        (66,388,335)     (54,073,165)
                                                             ------------     ------------
Total shareholders' equity                                      7,749,794       18,394,207
                                                             ------------     ------------
Total liabilities and shareholders' equity                   $ 13,138,922     $ 22,346,276
                                                             ============     ============

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF OPERATIONS

                                                  FOR THE YEAR         FOR THE YEAR         FOR THE YEAR
                                                     ENDED                ENDED                ENDED
                                                  DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                      2002                 2001                 2000
                                                  ------------         ------------         ------------
Revenues                                          $ 16,130,169         $ 11,274,110         $ 11,185,634
Cost of sales                                        2,191,598            1,591,826            1,532,446
                                                  ------------         ------------         ------------
Gross profit                                        13,938,571            9,682,284            9,653,188

Operating expenses:
   Research and development                          6,618,091            5,462,336            7,179,605
   Sales and marketing                              12,518,498            5,729,987            5,259,031
   General and administrative                        6,458,308            4,807,847            4,094,905
                                                  ------------         ------------         ------------
Loss from operations                               (11,656,326)          (6,317,886)          (6,880,353)

Other income:
   Interest, net                                       255,178              321,315              793,238
                                                  ------------         ------------         ------------

Net loss                                           (11,401,148)          (5,996,571)          (6,087,115)

Less:  Preferred stock dividends                       922,170              903,053              872,024
                                                  ------------         ------------         ------------

Net loss applicable to common shareholders        $(12,323,318)        $ (6,899,624)        $ (6,959,139)
                                                  ============         ============         ============

Basic and diluted loss per common share
  applicable to common shareholders               $      (1.19)        $      (0.80)        $      (0.86)
                                                  ============         ============         ============

Weighted average number of
    shares outstanding                              10,349,679            8,597,331            8,135,224
                                                  ============         ============         ============


SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                   FOR THE YEAR         FOR THE YEAR         FOR THE YEAR
                                                      ENDED                ENDED                ENDED
                                                   DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                       2002                 2001                 2000
                                                   ------------         ------------         ------------
OPERATING ACTIVITIES
Net loss                                           $(11,401,148)        $ (5,996,571)        $ (6,087,115)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      267,759              168,955              141,783
     Compensatory options                                    --              239,887              196,390
     Changes in operating assets and
       liabilities:
         Accounts receivable and prepaid
           expenses                                  (1,082,207)             103,340             (502,963)
         Inventories                                   (777,638)             360,829           (1,057,406)
         Accounts payable                               227,364             (606,381)           1,194,705
         Accrued expenses and deferred
           revenue                                    1,116,895                4,492              679,283
                                                   ------------         ------------         ------------
Net cash used in operating activities               (11,648,975)          (5,725,449)          (5,435,323)

INVESTING ACTIVITIES
Purchase of property and equipment                     (947,176)             (88,524)            (252,781)
Increase in restricted cash                            (251,144)                  --                   --
Purchase of short-term investments                           --                   --          (27,778,944)
Maturities of short term investments                         --           10,314,277           21,296,658
                                                   ------------         ------------         ------------
Net cash (used in) provided by investing
   activities                                        (1,198,320)          10,225,753           (6,735,067)

FINANCING ACTIVITIES
Proceeds from common stock offering                      (8,102)          12,994,122           10,692,154
Proceeds from the issuance of shares
  under the Employee Stock Purchase Plan                 61,466              134,288              398,596
Proceeds from stock options and warrants                704,449              267,414            1,992,313
Preferred stock dividend                                 (1,078)                (202)              (3,032)
                                                   ------------         ------------         ------------
Net cash provided by financing activities               756,735           13,395,622           13,080,031
                                                   ------------         ------------         ------------

(Decrease) increase in cash and cash
   equivalents                                      (12,090,560)          17,895,926              909,641
Cash and cash equivalents at the beginning
   of year                                           19,011,245            1,115,319              205,678
                                                   ------------         ------------         ------------
Cash and cash equivalents at the
    end of year                                    $  6,920,685         $ 19,011,245         $  1,115,319
                                                   ============         ============         ============

SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
Issuance of stock for preferred stock dividends    $    912,944         $    897,725         $    841,999
Capital lease for equipment                              92,800                   --                   --

SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                             PREFERRED STOCK                       COMMON STOCK                ADDITIONAL
                                      ------------------------------      ------------------------------        PAID-IN
                                         SHARES            AMOUNT            SHARES            AMOUNT           CAPITAL
                                      ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1999                11,038      $        111         6,606,207      $     66,062      $ 43,743,664

  Net proceeds from private
    offering of 1,365,000
    shares of Common Stock                      --                --         1,365,000            13,650        10,678,504
  Options and warrants exercised                --                --           384,746             3,847         1,991,113
  Proceeds from Employee
    Stock Purchase Plan                         --                --            86,806               868           397,728
  Options issued for services                   --                --                --                --           196,390
  Preferred stock dividends                    842                 8                --                --           841,991
  Comprehensive loss:
  Net loss                                      --                --                --                --                --
  Unrealized loss on
    available-for-sale
    securities                                  --                --                --                --                --

    Subtotal - comprehensive
    loss
                                      ------------      ------------      ------------      ------------      ------------
Balance at December 31, 2000                11,880               119         8,442,759            84,427        57,849,390

  Net proceeds from private
    offering of 1,706,999
    shares of Common Stock                      --                --         1,706,999            17,070        12,977,052
  Options and warrants exercised                --                --            41,700               417           266,997
  Proceeds from Employee
    Stock Purchase Plan                         --                --            19,210               192           134,096
  Compensatory options                          --                --                --                --           239,887
  Preferred stock dividends                    243                 2            53,293               533           897,190
  Comprehensive loss:
  Net loss                                      --                --                --                --                --
  Unrealized loss on
    available-for-sale
    securities                                  --                --                --                --                --
    Subtotal - comprehensive
    loss
                                      ------------      ------------      ------------      ------------      ------------
Balance at December 31, 2001                12,123               121        10,263,961           102,639        72,364,612

  Offering costs from
    December 2001 private
    offering                                    --                --                --                --            (8,102)
  Options and warrants exercised                --                --           125,950             1,260           703,189
  Proceeds from Employee
    Stock Purchase Plan                         --                --             8,338                83            61,383
  Preferred stock dividends                    260                 3            62,034               620           912,321


Net loss                                        --                --                --                --                --

                                      ------------      ------------      ------------      ------------      ------------
Balance at December 31, 2002                12,383      $        124        10,460,283      $    104,602      $ 74,033,403
                                      ============      ============      ============      ============      ============


[WIDE TABLE CONTINUED FROM ABOVE]

                                                         ACCUMULATED
                                                            OTHER
                                       ACCUMULATED      COMPREHENSIVE
                                         DEFICIT            LOSS               TOTAL
                                      ------------      ------------      ------------
Balance at December 31, 1999          $(40,243,874)     $     (4,755)     $  3,561,208

  Net proceeds from private
    offering of 1,365,000
    shares of Common Stock                      --                --        10,692,154
  Options and warrants exercised            (2,647)               --         1,992,313
  Proceeds from Employee
    Stock Purchase Plan                         --                --           398,596
  Options issued for services                   --                --           196,390
  Preferred stock dividends               (845,031)               --            (3,032)
  Comprehensive loss:
  Net loss                              (6,087,115)               --        (6,087,115)
  Unrealized loss on
    available-for-sale
    securities                                  --            (7,587)           (7,587)
                                                                          ------------
    Subtotal - comprehensive
    loss                                                                    (6,094,702)
                                      ------------      ------------      ------------
Balance at December 31, 2000           (47,178,667)          (12,342)       10,742,927

  Net proceeds from private
    offering of 1,706,999
    shares of Common Stock                      --                --        12,994,122
  Options and warrants exercised                --                --           267,414
  Proceeds from Employee
    Stock Purchase Plan                         --                --           134,288
  Compensatory options                          --                --           239,887
  Preferred stock dividends               (897,927)               --              (202)
  Comprehensive loss:
  Net loss                              (5,996,571)               --        (5,996,571)
  Unrealized loss on
    available-for-sale
    securities                                  --            12,342            12,342
                                                                          ------------
    Subtotal - comprehensive
    loss                                                                    (5,984,229)
                                      ------------      ------------      ------------
Balance at December 31, 2001           (54,073,165)               --        18,394,207

  Offering costs from
    December 2001 private
    offering                                    --                --            (8,102)
  Options and warrants exercised                --                --           704,449
  Proceeds from Employee
    Stock Purchase Plan                         --                --            61,466
  Preferred stock dividends               (914,022)               --            (1,078)


Net loss                               (11,401,148)               --       (11,401,148)

                                      ------------      ------------      ------------
Balance at December 31, 2002          $(66,388,335)     $         --      $  7,749,794
                                      ============      ============      ============


SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1. BUSINESS ACTIVITY
Orphan Medical, Inc. (the "Company") acquires, develops and markets pharmaceutical products of high medical value for patients within selected therapeutic areas. A pharmaceutical product has high medical value if it offers a major improvement in the safety or efficacy of patient treatment. The Company currently concentrates its efforts on drugs with high medical value that may be marketed within three therapeutic areas: Antidotes, Oncology Support, and Sleep Disorders. Antizol, Busulfex and Xyrem are available commercially and are the Company's lead products in its Antidotes, Oncology Support and Sleep disorders areas, respectively. In addition, the Company manufactures and distributes Cystadane and Sucraid that treat two rare congenital diseases. Antizol-Vet is marketed through separate channels to the veterinary community. Although these products do not fall into the selected therapeutic areas, the Company expects to continue offering Cystadane, Antizol-Vet, and Sucraid because these products have high medical value and require limited resources to market and distribute. The Company's NDA for Xyrem was approved on July 17, 2002.

The Company has experienced losses from operations since inception and has an accumulated deficit of $66 million at December 31, 2002. The Company anticipates the revenue from its existing products, including Xyrem, will be adequate to fund operations in the future. However, in the event that revenue from any of the products is lower than anticipated, management believes it can reduce operating expenses to manage its cash flow.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
Sales for all products, except Xyrem(R) (sodium oxybate) oral solution, are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. The Company monitors the exchange of product and modifies its reserve as necessary. Management bases these reserves on historical experience and these estimates are subject to change.

Deferred revenue represents prepayment from customers for products not yet shipped.

CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES
The Company considers all highly liquid investments with remaining maturities of 90 days or less when purchased to be cash equivalents. The Company considers all highly liquid investments with remaining maturities of more than 90 days when purchased to be available-for-sale securities. Cash equivalents are carried at cost plus accrued interest, which approximates market value. There were no available-for-sale securities at December 31, 2002 or 2001.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK
The Company invests its excess cash in U.S. government agency securities, investment grade commercial paper, and other money market instruments and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or available-for-sale securities.

There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers' financial condition. Domestic receivables are due within 30 days of the invoice date. International receivables are generally due within 60 to 90 days of invoice date. Credit losses relating to customers have not been material since the Company's inception.

INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

                                             DECEMBER 31,
                                   ----------------------------------
                                          2002             2001
                                   ---------------- -----------------
Raw materials and packaging           $ 1,023,256      $   981,583
Finished goods                            996,502          260,537
                                   ---------------- -----------------
                                      $ 2,019,758      $ 1,242,120
                                   ================ =================

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives of three to seven years.

LONG-LIVED ASSETS
The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

STOCK-BASED COMPENSATION
At December 31, 2002 the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in the net loss for 2002 or 2000, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant. In 2001, the Company modified the terms of options granted to an employee. As a result, the Company recognized compensation expense of $239,887. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                        YEAR ENDED DECEMBER 31,
                                                2002             2001             2000
                                                ----             ----             ----
Net loss as reported                       $(12,323,318)     $(6,899,624)     $(6,959,139)
Add stock-based employee compensation
included in net loss                                 --          239,887               --
Deduct total stock-based employee
compensation expense determined under
fair value-based method for all awards       (1,975,676)      (1,273,156)        (728,809)
                                           ----------------------------------------------
Pro forma net loss                          (14,298,994)      (7,932,893)      (7,687,948)
                                           ==============================================

Loss per share
  Basic and diluted - as reported          $      (1.19)     $     (0.80)     $     (0.86)
                                           ==============================================
  Basic and diluted - as pro forma         $      (1.38)     $     (0.92)     $     (0.95)
                                           ==============================================

INCOME TAXES
The Company accounts for income taxes using the liability method.
Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is provided against the deferred tax assets to the extent management believes that the deferred tax assets may not be realized.

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


3. LEASES
The Company has a non-cancelable operating lease for office space that expires on October 31, 2003. The Company also has operating leases for certain office equipment expiring at various times through August 2005. The Company also leases vehicles for the Company's sales force. The term of this lease runs through October 2005. The number of vehicles leased may increase as the sales force expands. The vehicle lease requires the Company to maintain $251,144 in an account securing a letter of credit. This cash has been disclosed as restricted in the balance sheet. In December 2002, the Company entered into a capital lease for phone equipment that expires in December 2007. The lease contains a bargain purchase option.

Future minimum lease payments, including current real estate taxes and operating expenses under the facility lease, the auto lease, and the equipment leases are as follows:

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. LEASES (CONTINUED)

                                  CAPITAL LEASE        OPERATING LEASE
                                  -------------        ---------------
2003                              $      24,119           $    601,100
2004                                     24,119                352,100
2005                                     24,119                277,100
2006                                     24,119                     --
2007                                     24,117                     --
                                  ------------------------------------
Minimum lease payments                  120,593           $  1,230,300
                                                          ============
Amounts representing interest            27,793
                                  -------------
Present value of net minimum
lease payments                           92,800
Less current maturities                  14,787
                                  -------------
                                  $      78,013
                                  =============

Total rent expense was approximately $476,000, $302,900, and $239,100 for the years ended December 31, 2002, 2001, and 2000, respectively.


4. BORROWINGS
The Company has a commercial revolving line of credit with a bank, which expires in June 2003. The maximum amount available to the Company under this arrangement is $1,000,000, subject to certain limitations. The Company's indebtedness to the bank may not exceed the lesser of (1) 75 percent of the Company's trade accounts receivable that have been outstanding for 90 days or less or (2) $1,000,000. Advances are charged a variable rate of interest equal to the prime rate plus one half of a percent. Through December 31, 2002, the Company has not borrowed under this arrangement.


5. INCOME TAXES
As of December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $52,255,000, credit for increasing research activities (the "R&D credit") carryforwards of approximately $359,000 and orphan drug credit carryforwards of approximately $10,309,000, available to reduce its future tax liabilities. These carryforwards will begin expiring after 2010. No current income taxes have been provided for the years ended December 31, 2002, 2001 and 2000 as the Company had a loss for both financial reporting and tax purposes.

Significant components of the Company's net deferred tax assets are as follows:

                                                     DECEMBER 31,        DECEMBER 31,
                                                         2002                2001
                                                    ---------------- ---------------
 Deferred tax assets:
   Net operating loss carryforwards                 $ 17,767,000        $ 14,361,000
   R&D and orphan drug credit carryforwards           10,668,000           9,274,000
   Inventory reserves                                     48,000             168,000
   All other reserves                                    127,000             154,000
 Deferred tax liabilities:
   Depreciation                                          (77,000)             (3,000)
 Valuation allowance for deferred tax assets         (28,533,000)        (23,954,000)
                                                    ------------        ------------
 Net deferred tax assets                            $         --        $         --
                                                    ============        ============

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. INCOME TAXES (CONTINUED)
As a result of the 1995 public stock offering, the Company exceeded the limits allowable under Section 382 of the Internal Revenue Code related to changes in ownership percentage which governs future utilization of NOL, R&D credit, and orphan drug credit carryforwards (collectively, "tax benefit carryforwards"). The effect of this occurrence is to limit the annual utilization of a portion of the Company's tax benefit carryforwards attributable to the period prior to the change in ownership. Should another change in ownership occur, future utilization of the Company's tax benefit carryforwards may be subject to additional limitations under Section 382.


6. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Savings Plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan does not require mandatory contributions by the Company, but discretionary contributions may be made at the election of the Company. No such discretionary contributions to the Plan have been made to date.

The Company has a stock purchase plan that is funded by employee contributions, generally through payroll deductions. All employees are eligible subject to certain requirements. The purchase price is 85% of the lower of the average of the high and the low trade on the first and last trading day of each purchase period, defined as each calendar quarter. The Company reserved 200,000 shares of its common stock for future issuance at the Plan's inception. From the Plan's inception through December 31, 2002, there have been 114,354 shares issued under the Plan.


7. STOCK OPTIONS
The Company has a stock option plan for employees and non-employees, the 1994 Stock Option Plan (the "Plan"). The Plan provides that the Company may grant employee incentive stock options and non-qualified stock options at an exercise price of not less than 100% of fair market value. Options are exercisable as prescribed by the Plan and expire up to fifteen years from the grant date for non-qualified stock options and up to ten years from the grant date for employee incentive stock options. At December 31, 2002, the Plan has 2,675,000 shares of Common Stock reserved for issuance.

Options outstanding were granted as follows:

                                       PLAN
                                  --------------          WEIGHTED
                                      OPTIONS              AVERAGE
                                    OUTSTANDING        EXERCISE PRICE
                                  --------------       --------------
 Balance at December 31, 1999        1,471,618               5.85
   Options granted                      40,750              11.08
   Options canceled                    (15,300)             10.85
   Options exercised                  (179,010)              5.10
                                  --------------
 Balance at December 31, 2000        1,318,058               6.05
   Options granted                     259,883              11.49
   Options canceled                     (9,263)              5.82
   Options exercised                   (41,700)              6.52
                                  --------------
 Balance at December 31, 2001        1,526,978               6.97
   Options granted                     652,050               9.78
   Options canceled                    (55,600)              9.31
   Options exercised                  (125,950)              5.59
                                  --------------
 Balance at December 31, 2002        1,997,478             $ 7.90
                                  ==============

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS (CONTINUED)
The following table summarizes information about the stock options outstanding at December 31, 2002:

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                       ----------------------------------------------------      ---------------------------------
                                        WEIGHTED AVERAGE       WEIGHTED                              WEIGHTED
                                            REMAINING          AVERAGE              NUMBER           AVERAGE
RANGE OF EXERCISE        NUMBER            CONTRACTUAL      EXERCISE PRICE        EXERCISABLE     EXERCISE PRICE
      PRICES           OUTSTANDING            LIFE
-----------------      -----------      ----------------   ----------------      -----------      ----------------
 $ 4.19 - $ 5.00          478,500         1.86 years             $5.00             478,500              $ 5.00
 $ 5.38 - $ 6.75          451,025         5.86 years              6.12             325,875                5.99
 $ 6.83 - $11.30          745,833         7.95 years              8.73             408,783                8.37
 $11.31 - $18.31          322,070         8.79 years             12.75              89,210               13.09
                       -----------                                               -----------
 $ 4.19 - $18.31        1,997,478                                $7.90           1,302,368              $ 6.86
                       ===========                                               ===========

Fully vested and exercisable options were 1,302,368, 1,251,772, and 1,098,258, as of December 31, 2002, 2001, and 2000, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 2002, 2001, and 2000 were $6.86, $6.24, and $5.85 respectively.

PRO FORMA INFORMATION:
The Company applies the intrinsic-value method in accounting for stock issued to employees and directors. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the option vesting period.

Pro forma net loss and loss per share information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000, respectively

                                         2002         2001         2000
                                       ----------------------------------
 Expected dividend yield                 0.00%       0.00%         0.00%
 Expected stock price volatility           70%         73%           72%
 Risk-free interest rate                 4.00%       5.75%         6.00%
 Expected life of options              10 years     10 years     10 years

The weighted average fair value of the options granted in 2002, 2001, and 2000 was $7.62, $9.33, and $9.13, respectively, as computed as described above.

The Company granted 15,000 options to purchase unregistered common stock to a consultant in December 2000. These options were granted at $13.6875, the closing price of the Company's common stock on the date of grant. The options vest under certain conditions. The fair value of these options was being charged to expense over the vesting period of the options.


8. SHAREHOLDERS' EQUITY
On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the "Preferred Shares") in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares were initially convertible, at the option of the holders, into shares of the Company's Common Stock at a price equal to $8.50 per share. The August 1999 financing, as discussed in the following paragraph, triggered antidilution provisions relating to the $8.1 million of the Senior Convertible Preferred Stock held as of August 1, 1999 (after giving effect to the semi-annual in-kind dividend distributions),

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. SHAREHOLDERS' EQUITY (CONTINUED)
which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share. The Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company's option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company's Board of Directors.

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


9. STOCK WARRANTS
At December 31, 2002, the Company had warrants outstanding to purchase 5,000 shares of Common Stock at $8.50, all of which are currently exercisable.

In connection with the August 1999 financing, the Company issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either 2,050 shares of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible to shares of the Company's Series D Non-Voting Preferred Stock at a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The second warrant, issued in relation to the line of credit, entitled the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9. STOCK WARRANTS (CONTINUED)
exercise price of $4.25 per share. The value of the warrants was $82,000 and was amortized over the term of the line of credit to interest expense. All of these warrants are outstanding and exercisable at December 31, 2002.


10. RESEARCH AND DEVELOPMENT COMMITMENTS
The Company has various commitments under agreements with outside consultants, contract drug developers and manufacturers, technical service companies, and drug distributors. In addition, the Company has commitments under license and research agreements. The Company does not have any joint venture agreements nor does it have any arrangements to perform research and development for other parties. The Company recognizes the costs associated with these commitments as incurred based on the accrual method of accounting. Expenditures associated with these commitments totaled approximately $3,900,000, $3,000,000, and $4,900,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company's commitment to incur additional expenditures in subsequent periods for development activities totaled approximately $5,676,000 $4,045,000, and $3,907,000 at December 31, 2002, 2001, and 2000, respectively. Commitments for research and development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of new product development, if any, and clinical trial activity.


11. GEOGRAPHIC INFORMATION

The Company operates in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the years ended December 31, 2002, 2001 and 2000, respectively.

                           2002             2001            2000
                      ------------     ------------    ------------
Domestic              $ 12,553,434     $  9,566,099    $  9,226,618
International
   Japan                   799,942           24,570              --
   United Kingdom          915,084          620,790         801,698
   All other             1,861,709        1,062,651       1,157,368
                      ------------     ------------    ------------
Total                 $ 16,130,169     $ 11,274,110    $ 11,185,634
                      ============     ============    ============

                              ORPHAN MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12. QUARTERLY FINANCIAL INFORMATION

The following are unaudited quarterly results of operations for the years ended December 31, 2002 and 2002.

                                                               Quarter ended
                                        March 31,         June 30,       September 30,      December 31,
                                          2002              2002              2002              2002
                                      -----------------------------------------------------------------
Revenues                              $ 3,681,638       $ 3,505,639       $ 4,155,061       $ 4,787,831
Gross profit                            3,148,362         2,980,344         3,546,435         4,263,430
Net loss                                 (932,707)       (1,458,570)       (4,104,231)       (4,905,640)
Less:  Preferred stock dividends
                                          225,730           226,683           235,668           234,089
Net loss attributable to common
shareholders                           (1,158,437)       (1,685,253)       (4,339,899)       (5,139,729)
Basic and diluted loss per
   common share                             (0.11)            (0.16)            (0.42)            (0.49)

                                                                Quarter ended
                                       March 31,          June 30,       September 30,      December 31,
                                          2001              2001              2001              2001
                                      -----------------------------------------------------------------

Revenues                              $ 2,341,510       $ 2,424,843       $ 2,940,438       $ 3,567,319
Gross profit                            2,051,844         1,990,264         2,531,306         3,108,870
Net loss                               (1,390,474)       (1,709,289)       (1,833,281)       (1,063,527)
Less:  Preferred stock dividends
                                          221,129           224,383           228,366           229,175
Net loss attributable to common
shareholders                           (1,611,603)       (1,933,672)       (2,061,647)       (1,292,702)
Basic and diluted loss per
   common share                             (0.19)            (0.23)            (0.24)            (0.15)


13. SUBSEQUENT EVENTS

On March 28, 2003, the Company cancelled its existing line of credit facility and entered into a new facility with a commercial bank. The new line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum line of credit of $3.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              ORPHAN MEDICAL, INC.

                                                                        Additions
                                                         -----------------------------------------
                                          Balance at                           Charged to Other
                                         Beginning of     Charged to Costs        Accounts -         Deductions -    Balance at End
             Description                    Period          and Expenses           Describe          Describe (1)       of Period
-------------------------------------- ----------------- -------------------- -------------------- ----------------- ---------------
YEAR ENDED DECEMBER 31, 2002
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful accounts         $25,000            $107,400                               $107,400          $ 25,000
    Allowance for excess
      inventory                             492,997              11,363                                362,693           141,667

YEAR ENDED DECEMBER 31, 2001
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful accounts
                                           $116,200             $56,408                               $147,608          $ 25,000
    Allowance for excess
      inventory                             334,602             158,395                                                  492,997

YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful accounts
                                           $113,000              $3,200                               $    -            $116,200
    Allowance for excess
      inventory                             376,593                 -                                   41,991           334,602


(1) Recovery of amounts previously reserved.