Form 10-Q
period 2003-03-31
ORPHAN MEDICAL INC
filed 2003-05-15
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003
                                                --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number     0-24760
                           -------

                              Orphan Medical, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   41-1784594
            --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

13911 Ridgedale Drive, Suite 250, Minnetonka,
                 MN 55305         -----------            (952) 513-6900
                 --------                                --------------
  (Address of principal executive office         (Registrant's telephone number,
               and zip code)                           including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common Stock, $.01 par value                10,519,509
            ----------------------------                ----------
                      (Class)                  (Outstanding at May 1, 2003)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                                                Page No.
PART I.  FINANCIAL INFORMATION                                                                  --------
------------------------------
Item 1. Financial Statements (Unaudited)

Balance Sheets - March 31, 2003 and December 31, 2002.                                             3

Statements of Operations - Three months ended March 31, 2003 and March 31, 2002.                   4

Statements of Cash Flows - Three months ended March 31, 2003 and March 31, 2002.                   5

Notes to Financial Statements                                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.                                                                            8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               24

Item 4.  Controls and Procedures                                                                  24


PART II.  OTHER INFORMATION
---------------------------

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.  Exhibits and Reports on Form 8-K                                                         26


Antizol(R), Antizol-Vet(R), Busulfex(R), Cystadane(R), Elliotts B(R) Solution, Xyrem(R), MedExpand(TM), "The" Orphan Drug Company(TM), Orphan Medical(R), Inc. and Dedicated to Patients with Uncommon Diseases(R) are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS

                                                                        MARCH 31       DECEMBER 31,
                                                                      ------------     ------------
                                                                          2003              2002
                                                                      ------------     ------------
                                                                       (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                          $  2,250,434     $  6,920,685
   Restricted cash                                                         251,744          251,144
   Accounts receivable, less allowance for doubtful accounts
     of $40,300 and $25,000, respectively                                2,961,103        2,215,462
   Inventories                                                           2,028,739        2,019,758
   Prepaid expenses and other                                              574,882          576,156
                                                                      ------------     ------------
   Total current assets                                                  8,066,902       11,983,205

Property and equipment:
   Property and equipment                                                2,121,126        2,096,618
   Accumulated depreciation                                             (1,052,520)        (940,901)
                                                                      ------------     ------------
                                                                         1,068,606        1,155,717

                                                                      ------------     ------------
   Total assets                                                       $  9,135,508     $ 13,138,922
                                                                      ============     ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $  1,400,479     $  1,379,790
   Accrued royalties                                                       197,311          234,688
   Accrued compensation                                                  1,314,782        1,795,410
   Accrued expenses                                                      2,077,438        1,901,227
                                                                      ------------     ------------
   Total current liabilities                                             4,990,010        5,311,115

   Capital lease obligation-less current maturities                         74,084           78,013

   Commitments

Shareholders' equity:
   Senior Convertible Preferred Stock, $.01 par value;
     14,400 shares authorized; 8,706 shares issued and outstanding              87               87

   Series B Convertible Preferred Stock, $.01 par value;
     5,000 shares authorized; 3,816 and 3,677 shares issued
     and outstanding                                                            38               37
   Series C Convertible Preferred Stock, $.01 par value;
     4,000 shares authorized; 0 shares issued and outstanding                   --               --
   Series D Convertible Preferred Stock, $.01 par value;
     1,500,000 shares authorized; 0 shares issued and                           --               --
     outstanding
   Common stock, $.01 par value; 25,000,000 shares authorized;
     10,519,509 and 10,460,283 issued and outstanding                      105,195          104,602
   Additional paid-in capital                                           74,676,311       74,033,403
   Accumulated deficit                                                 (70,710,217)     (66,388,335)
                                                                      ------------     ------------
Total shareholders' equity                                               4,071,414        7,749,794
                                                                      ------------     ------------
Total liabilities and shareholders' equity                            $  9,135,508     $ 13,138,922
                                                                      ============     ============

NOTE: THE BALANCE SHEET AT DECEMBER 31, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                              ORPHAN MEDICAL, INC.
                                   (Unaudited)


                                                  For the Three Months Ended
                                                -----------------------------
                                                   March 31,        March 31,
                                                    2003             2002
                                                ------------     ------------
Revenues                                        $  4,568,267     $  3,681,638

Cost of sales                                        746,720          533,276
                                                ------------     ------------

Gross Profit                                       3,821,547        3,148,362

Operating expenses:
   Research and development                        1,696,883        1,077,031
   Sales and marketing                             4,160,430        2,019,916
   General and administrative                      1,825,777        1,068,454
                                                ------------     ------------
Total operating expenses                           7,683,090        4,165,401
                                                ------------     ------------
Loss from operations                              (3,861,543)      (1,017,039)

Other income:
   Interest, net                                       7,841           84,332
                                                ------------     ------------

Net loss                                          (3,853,702)        (932,707)

Less:  Preferred stock dividends                     234,090          225,730
                                                ------------     ------------

Net loss attributable to common shareholders    $ (4,087,792)    $ (1,158,437)
                                                ============     ============

Basic and diluted loss per
   common share                                 $      (0.39)    $      (0.11)
                                                ============     ============

Weighted average number of
   shares outstanding                             10,472,263       10,282,223
                                                ============     ============

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                              ORPHAN MEDICAL, INC.

                                   (Unaudited)

                                                         For the Three Months Ended
                                                       -----------------------------
                                                         March 31,        March 31,
                                                           2003             2002
                                                       ------------     ------------
OPERATING ACTIVITIES
Net loss                                               $ (3,853,702)    $   (932,707)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                          111,619           41,269
     Changes in operating assets and liabilities:
       Accounts receivable and other current assets        (744,367)        (271,682)
       Inventories                                           (8,981)         (22,233)
       Accounts payable and accrued expenses               (321,105)      (1,278,489)
                                                       ------------     ------------
Net cash used in operating activities                    (4,816,536)      (2,463,842)

INVESTING ACTIVITIES
   Purchase of property and equipment                       (24,508)         (52,101)
                                                       ------------     ------------
Net cash provided by (used in) investing activities         (24,508)         (52,101)

FINANCING ACTIVITIES:
   Employee stock purchase plan                               9,090           10,650
   Stock option exercise proceeds                           166,261           23,162
   Private common stock placement                                --           (8,101)
   Cash dividends                                               (30)            (197)
   Principal payments on capital lease                       (4,528)              --
                                                       ------------     ------------
Net cash provided by financing activities                   170,793           25,514
                                                       ------------     ------------

Increase (decrease) in cash and cash equivalents         (4,670,521)      (2,490,429)
Cash and cash equivalents at beginning of
   period                                                 6,920,685       19,011,245
                                                       ------------     ------------
Cash and cash equivalents at end of
   period                                              $  2,250,434     $ 16,520,816
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. STOCK-BASED COMPENSATION
At December 31, 2002 the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in the net loss for the periods ended March 31, 2003 or 2002, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant.

4. REVENUE RECOGNITION
Sales for all products, except Xyrem, are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date, which range from 18 months to four years depending on the product. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. The Company monitors the exchange of product and modifies its reserve as necessary. Management bases these reserves on historical experience and these estimates are subject to change.

Deferred revenue represents prepayment from customers for products not yet shipped.

5. INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

                                         MARCH 31,       DECEMBER 31,
                                           2003              2002
                                       -----------       -----------
Raw materials and packaging            $   500,528       $ 1,023,256
Finished goods                           1,528,210           996,502
                                       -----------       -----------
                                       $ 2,028,738       $ 2,019,758
                                       ===========       ===========

6. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acqusition, manufacturing and marketing. At March 31, 2003, the Company estimates that it could incur approximately $7.1 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

7. BORROWINGS
The Company entered into a new line of credit facility with a commercial bank on March 27, 2003. The new line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $3.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts. The Company has not borrowed under this facility at March 31, 2003.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                            QUARTER ENDED MARCH 31,
                                             2003            2002
                                             ----            ----
Net loss as reported                     $(4,087,792)    $(1,158,437)
Add stock-based employee
compensation included in net loss                 --
Deduct total stock-based employee
compensation expense determined
under fair value-based method for all
awards                                      (574,335)       (329,055)

Pro forma net loss                        (4,662,127)     (1,487,492)
                                         ===========================

Loss per share
   Basic and diluted - as reported       $     (0.39)    $     (0.11)
                                         ===========================

Basic and diluted - as pro forma         $     (0.45)    $     (0.14)
                                         ===========================






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2003 titled Risk Factors.

GENERAL
Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through March 31, 2003 of $70.7 million. In addition, the Company expects to incur additional losses from operations in fiscal years at least for the next 6 fiscal quarters.

RECENT DEVELOPMENTS

The Company completed the sale of the product Sucraid to a specialty pharmaceutical company on May 6, 2003 with the receipt of $1.5 million of proceeds. The Company will also receive royalties based on future revenues. The Company has also indicated that it has committed to sell the product Elliotts B Solution later in the second quarter. Proceeds from that transaction will not be significant. The sale of these products will provide operating capital to the Company and allow the Company to begin to focus its commitment to build an expanded presence in the sleep and central nervous system (CNS) therapeutic areas.

On April 30, 2003 the Company announced a revised forecast for total revenue for the current fiscal year in the range of $20.0 to $23.0 million, including $4.5 to $6.0 million of revenue from sales of Xyrem. The Company's market research indicates that most physicians are prescribing Xyrem first for patients suffering from severe cataplexy and intend to treat patients with mild and moderate cataplexy once they have greater experience with Xyrem. Prescribers also indicate that they evaluate patients for Xyrem treatment when they come in for regularly scheduled appointments rather than asking patients to come in for a separate visit. These factors have slowed the anticipated uptake of Xyrem. The Company remains confident that Xyrem will become the first line treatment for cataplexy. The Company anticipates a higher level of marketing and sales activities in the second quarter to drive increased prescribing breadth and depth in the second half of 2003 and into 2004. Three major medical meetings, supported by expanded local medical education programs, will occur in the second quarter. The Associated Professional Sleep Societies (APSS) meeting, attended by most sleep specialists in the United States, occurs in June.

The Company continues to estimate that the total cataplexy market is in excess of $125 million annually. Cataplexy is a debilitating symptom of narcolepsy, affecting sixty to ninety percent of the 140,000 Americans with narcolepsy. It involves the sudden partial or total loss of muscle tone, usually triggered by strong emotions such as laughter, anger, or surprise.

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

Net loss applicable to common shareholders was $4.1 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2002. The increase in net loss can be attributed, in part, to an increase in sales and marketing expenses associated with the product Xyrem, which was commercially launched early in the fourth quarter of 2002. Research and development expenses also increased during the quarter as a result of increased expense associated with ongoing clinical trials, post-approval trials and the initiation of the EXCEEDS trial. General and administrative expenses also increased in the quarter compared to prior year as a result of increased staffing and infrastructure to support Xyrem. These increases in expenses were partially offset by an increase in revenue for the quarter ended March 31, 2003 compared to the same period in the prior year. The preferred stock dividend increased in the first quarter of 2003 compared to the first quarter of 2002 due to issuance of additional preferred shares in August 2002 and February 2003 to pay dividends on outstanding Preferred Stock. This preferred stock dividend increased the net loss applicable to common shareholders in the current quarter.

Net sales increased 24% to $4.6 million for the three months ended March 31, 2003 compared to $3.7 million for the same period in the prior year. Sales for Xyrem were approximately $600,000 for the quarter ended March 31, 2003. More than 500 physicians had written 1,250 prescriptions for Xyrem. The Company's market research indicates that overall satisfaction by both patients and physicians continues to be strong and third party reimbursement has been high.

As of March 31, 2003, over one-third of all hospitals with emergency departments in the United States had purchased Antizol, an antidote for suspected or confirmed ethylene glycol or methanol poisoning. Revenue for Antizol increased 22% above the comparable period last year. Use of Busulfex in preparative regimens for bone marrow transplantation continued to grow resulting in an increase in first quarter revenue of 32% compared to prior year in the United States and Canada. The increase was largely due to the conversion of additional protocols in key institutions to regimens that include Busulfex. The market share for Busulfex increased to 55% in transplants where busulfan-based regimens are used. International revenue declined approximately 32% from the prior year. The prior year amount included sales to the distribution partner for the completion of clinical trails in Asia. Sales from these sources will vary from quarter to quarter based on the needs of the distribution partners.

Gross profit margins decreased to 84% for the quarter ended March 31, 2003 compared to 85% for the same period the prior year due to product mix. Cost of sales was $0.7 million for the three months ended March 31, 2003 compared to $0.5 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 57% to 1.7 million in the three months ended March 31, 2003 compared to $1.1 million for three months ended March 31, 2002. The increase results from increased spending for the ongoing Phase III(b) trial for Xyrem and the initiation of the EXCEEDS trial during the first quarter of 2003. Both of theses trials for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for trials is dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 106% to $4.2 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. This increase is attributable to spending supporting the commercial launch of Xyrem, approved in July 2002 and launched in October 2002. These expenses included the addition of staff, including a dedicated sales force and other staff supporting the selling and marketing efforts for Xyrem, along with extensive marketing and medical education efforts. Sales and marketing expenses will likely continue at For the Three Months Ended this level or increase slightly as the Company continues to broaden the awareness of Xyrem.

General and administrative expense increased 70% to $1.8 million for the period ended March 31, 2003 compared to $1.1 million for the three months ended March 31, 2002. The increase results from increased staffing and other infrastructure supporting the growth of the Company. General and administrative expenses will increase during the next few quarters as the Company expands its infrastructure to support Xyrem.

Other income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased as a result of lower invested balances and lower interest rates on any excess cash invested.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the 2003 and 2002 first quarters. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2003 Senior Preferred Stock dividend, the Company elected to issue 33,167 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date the Company was spun-off from Chronimed, Inc., it has financed its operations principally from net proceeds of $60.5 million from several public and private financings, interest income and product sales.

Net working capital (current assets less current liabilities) decreased from $6.8 million at December 31, 2002 to $3.1 million at March 31, 2003. Cash and cash equivalents decreased from $6.9 million at December 31, 2002 to $2.3 million at March 31, 2003. The decrease is a result of cash used to fund operations.

The Company entered into a new line of credit facility with a commercial bank on March 27, 2003, and terminated its previous line of credit on that date. The new line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $3.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts. The Company has not borrowed under this facility at March 31, 2003.

The Company's commitments for outside development spending were $7.1 million at March 31, 2003 and $5.6 million at December 31, 2002. This increase is the result of the initiation of the EXCEEDS clinical trial. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability, anticipated operating cash flows from product revenues, proceeds from the sale of the Company's rights to Sucraid and Elliotts B, and license fees earned at the execution of an agreement with a European partner for the registration and marketing of Xyrem will be sufficient to fund its operations at least through March 31, 2004.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) minimum net equity assets in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met the market capitalization threshold at March 31, 2003. The Company's market capitalization was approximately $88.4 million (based on the last sale price of $8.40 and 10,519,509 shares outstanding as of March 31, 2003). Although the Company does not expect to be profitable in 2003, the Company nevertheless expects to continue to meet the listing requirements for listing on the NASDAQ National Market. However, there can be no assurance that the Company will continue to have adequate capital to meet the net tangible asset requirement through the year 2003 and thereafter.

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

                                For the Three Months Ended
                              ------------------------------
                                March 31,          March 31,
                                  2003               2002
                              -----------        -----------
Domestic                      $ 3,572,714        $ 2,543,925

International                     995,553          1,137,713
                              ------------------------------
Total                         $ 4,568,267        $ 3,681,638
                              ==============================

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met the market capitalization criteria as of March 31, 2003, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA's recognition of "orphan drug status." The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with "orphan drug designation" for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Xyrem, Antizol, Elliotts B Solution, Cystadane , and Busulfex.

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

WE RELY ON OTHERS FOR PRODUCT DEVELOPMENT OPPORTUNITIES.

We engage only in limited research to identify new pharmaceutical compounds. To build our product portfolio, we have adopted a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can be successfully acquired, developed, approved or marketed. We must rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to acquire or license any new pharmaceutical products, or our failure to promote and market any products successfully or products within an existing therapeutic area, could have a material adverse effect on our business and our prospects.

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

BULK DRUG SUPPLY

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on a single supplier for the supply of bulk drug substance used in Busulfex, Antizol, and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance used in products that provided approximately 88% of our total revenues in 2002, 2001 and 2000, and which are expected to account for approximately 70% of our revenues in 2003. We depend substantially on a different supplier for the supply of bulk drug substance used in Xyrem, which is expected to account for approximately 20% of our revenue in 2003. If we were to lose this company as a supplier, we would be required to identify a new supplier. We also cannot assure you that our bulk drug supply arrangements with our current suppliers, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Busulfex, Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

DRUG PRODUCT MANUFACTURE

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on a single supplier for drug product manufacturing of Busulfex, Antizol, and Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer for drug products that provided approximately 88% of our total revenues in 2002, 2001 and 2000, and which are expected to account for approximately 70% of our revenues in 2003. We depend substantially on a different supplier for the supply of Xyrem, which is expected to account for approximately 20% of our revenue in 2003. If we were to lose this company as a supplier, we would be required to identify a new manufacturer. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements could adversely affect production of Busulfex, Antizol, Antizol-Vet or Xyrem, or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

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

We have an agreement with a distribution contractor to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. This contractor also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products. The contractor currently distributes Busulfex, Elliotts B Solution, Antizol, and Antizol-Vet. The contractor may also distribute future products should those products receive marketing clearance from the FDA. We are substantially dependent on this contractor's ability to successfully distribute Busulfex, Elliotts B Solution,

Antizol, and Antizol-Vet, and other potential products.

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

WE RELY ON FOREIGN MARKETING ALLIANCES AND HAVE NO ASSURANCE OF FOREIGN
LICENSEES.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application (referred to in the industry as an "NDA") is submitted or approved in the United States. We consider Europe, Asia, and Canada our most attractive foreign markets. Our current foreign arrangements are:

     o EUROPE. We have licensed the marketing and distribution rights for Busulfex, Antizol, and Cystadane in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" basis in other parts of Europe. This distribution of the Company's products is expected to result in a limited contribution to the Company's revenues.

     o AUSTRALIA AND NEW ZEALAND. We have licensed marketing and distribution rights for Cystadane in Australia and New Zealand, but sales of these products have not been material. We do not expect sales to increase in the near future to the point that they become material.

     o ISRAEL. We have licensed marketing and distribution rights for Antizol, Busulfex, and Cystadane in Israel. Full regulatory approval for all products except Antizol was obtained in Israel in February 2000. We do not expect such distribution to result in material revenues.

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

We believe that the active ingredients or compounds in our FDA-approved products, Cystadane, Elliotts B Solution, Antizol, Antizol-Vet, and Xyrem, are in the public domain and presently are not subject to patent protection in the United States. However, we have a patent with respect to our formulation of Xyrem. United States patents issued to the licensor covers our formulation and use of Busulfex. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Items 1-5 are not applicable and have been omitted.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit
          Number     Description
          ------     -----------

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    Orphan Medical, Inc.
                                                         Registrant


     Date  May 15, 2003               By           /s/ Timothy G. McGrath
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

Date: May 15, 2003

/S/ John H. Bullion
-----------------------------------------
President and Chief Executive Officer

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

Date: May 15, 2003

/S/ Timothy G. McGrath
---------------------------------------------
Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT                                                                     PAGE
--------------------------------------------------------------------------------

99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.......................................   32

99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.......................................   33