Form 10-Q
period 2003-06-30
ORPHAN MEDICAL INC
filed 2003-08-14
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003
                                                -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number              0-24760
                                    -------


                              ORPHAN MEDICAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     41-1784594
           --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


13911 RIDGEDALE DRIVE, SUITE 250,
MINNETONKA,  MN 55305                                      (952) 513-6900
--------------------------------------                     --------------
(Address of principal executive office               (Registrant's telephone
            and zip code)                           number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $.01 par value                               10,650,980
----------------------------                               ----------
           (Class)                               (Outstanding at August 1, 2003)

                                      INDEX

                             ORPHAN MEDICAL, INC.(R)

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Balance Sheets - June 30, 2003 and December 31, 2002.                      3

Statements of Operations - Three and six months ended
         June 30, 2003 and June 30, 2002.                                  4

Statements of Cash Flows - Six months ended June 30, 2003
         and June 30, 2002.                                                5

Notes to Financial Statements                                              6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             10

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                      27

ITEM 4.  Controls and Procedures                                          27


PART II.  OTHER INFORMATION

Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

ITEM 4.  Submission of Matters to a Vote of Security Holders             28

ITEM 6.  Exhibits and Reports on Form 8-K                                29


Antizol(R), Antizol-Vet(R), Cystadane(R), Xyrem(R), MedExpand(TM)"The" Orphan Drug Company(TM), Orphan Medical(R), Inc. And Dedicated to Patients with Uncommon Diseases(R)are trademarks of the Company.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ORPHAN MEDICAL, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                   June 30,  December 31,
                                                                    2003        2002
                                                                   ---------------------
                                                                 (Unaudited)
     Assets
     Current assets:
        Cash and cash equivalents                                  $ 29,720     $  6,921
        Restricted cash                                                 252          251
        Accounts receivable, less allowance for
           doubtful accounts of $147 and $25, respectively            1,973        2,215
        Inventories                                                   1,321        2,020
        Prepaid expenses and other                                    1,014          576
                                                                   ---------------------
        Total current assets                                         34,280       11,983

     Property and equipment, net                                        965        1,156
                                                                   ---------------------

        Total assets                                               $ 35,245     $ 13,139
                                                                   =====================

     Liabilities and shareholders' equity
     Current liabilities:
        Accounts payable                                           $    671     $  1,380
        Accrued compensation                                          1,217        1,795
        Accrued income taxes                                            250           --
        Accrued expenses                                              2,259        2,136
                                                                   ---------------------
        Total current liabilities                                     4,397        5,311

     Capital lease obligation-less current maturities                    70           78
     Commitments

     Shareholders' equity:
     Senior Convertible Preferred Stock, $.01 par value;
     14 shares authorized; 9 shares issued and outstanding               --           --
     Series B Convertible Preferred Stock, $.01 par value;
     5 shares authorized; 3 and 3 shares issued and outstanding          --           --
     Series C Convertible Preferred Stock, $.01 par value;
     4 shares authorized; 0 shares issued and outstanding                --           --
     Series D Convertible Preferred Stock, $.01 par value;
     1,500 shares authorized; 0 shares issued and outstanding            --           --
     Common stock, $.01 par value; 25,000 shares authorized;
     10,586 and 10,460 issued and outstanding                           106          105
        Additional paid-in capital                                   75,168       74,033
        Accumulated deficit                                         (44,496)     (66,388)
                                                                   ---------------------
     Total shareholders' equity                                      30,778        7,750
                                                                   ---------------------
     Total liabilities and shareholders' equity                    $ 35,245     $ 13,139
                                                                   =====================

NOTE: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
SEE ACCOMPANYING NOTES.

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                   (Unaudited)

                                                 For the Three Months       For the Six Months
                                                    Ended June 30             Ended June 30
                                                ---------------------     ---------------------
                                                  2003         2002         2003         2002
                                                -----------------------------------------------
Revenues, net                                   $  4,349     $  3,506     $  8,916     $  7,160
Cost of sales                                        718          525        1,465        1,053
                                                ---------------------     ---------------------
Gross Profit                                       3,631        2,981        7,451        6,107

Operating expenses:
      Research and development                     1,898        1,331        3,595        2,414
      Sales and marketing                          3,624        1,709        7,786        3,724
      General and administrative                   1,886        1,465        3,705        2,538
                                                ---------------------     ---------------------
Total operating expenses                           7,408        4,505       15,086        8,676
                                                ---------------------     ---------------------
Loss from operations                              (3,778)      (1,524)      (7,635)      (2,569)

      Interest (expense) income, net                 (21)          66          (13)         150
      Gain on disposition of products             30,267           --       30,267           --
                                                ---------------------     ---------------------

Net income (loss) before taxes                    26,469       (1,458)      22,619       (2,419)
       Income tax expense                            250           --          257           --
                                                ---------------------     ---------------------
Net income                                        26,219       (1,458)      22,362       (2,419)
       Less:  Preferred stock dividends              234          227          466          452
                                                ---------------------     ---------------------

Net loss attributable to common shareholders    $ 25,985     $ (1,685)    $ 21,896     $ (2,871)
                                                =====================     =====================

Earnings (loss) per share
       Basic                                    $   2.47     ($  0.16)    $   2.08     ($  0.28)
       Diluted                                  $   2.06     ($  0.16)    $   1.75     ($  0.28)

Weighted average number of shares used to
calculate earnings (loss) per share
       Basic                                      10,538       10,344       10,517       10,313
       Diluted                                    12,709       10,344       12,781       10,313

SEE ACCOMPANYING NOTES

                              ORPHAN MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                        For the Six Months Ended
                                                                June 30
                                                         ---------------------
                                                           2003         2002
OPERATING ACTIVITIES
  Net loss                                               $ 22,362     $ (2,419)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                         247           89
        Gain on disposition of products                   (30,267)          --
        Changes in operating assets and liabilities:
           Accounts receivable and current assets            (197)        (429)
           Inventories                                        699         (740)
           Accounts payable and accrued expenses             (914)         104
                                                         ---------------------
  Net cash used in operating activities                    (8,070)      (3,395)

INVESTING ACTIVITIES
  Purchase of office equipment                                (34)        (165)
  Net proceeds from disposition of products                30,267           --
                                                         ---------------------
  Net cash provided by (used in) investing activities      30,233         (165)

FINANCING ACTIVITIES:
  Employee stock purchase plan                                 23          318
  Stock option exercise proceeds                              622           20
  Private common stock placement                               --           (8)
  Principal payments on capital lease                          (8)          --
  Cash dividends                                               (1)          --
                                                         ---------------------
  Net cash provided by financing activities                   636          330

  Increase (decrease) in cash and cash equivalents         22,798       (3,229)
  Cash and cash equivalents at beginning of period          6,921       19,011
                                                         ---------------------
  Cash and cash equivalents at end of period             $ 29,720     $ 15,782
                                                         ======================

                              ORPHAN MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION
BUSINESS
Orphan Medical acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous disorders that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA). While three have been divested, the Company is focusing its resources on Xyrem(R) (sodium oxybate) oral solution, a medication approved for cataplexy, a significant and debilitating symptom of narcolepsy. The Company is conducting clinical trials to assess Xyrem in treating excessive daytime sleepiness and fragmented nighttime sleep, the other prominent symptoms of narcolepsy. A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain. The Company seeks other approved or development-stage products in the specialty areas it serves.

BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the audited financial statements and accompanying notes contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.


2. DISPOSITION OF PRODUCTS
On June 10, 2003, the Company announced the disposition of Busulfex(R) (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid(R) (sacrosidase) oral solution to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution(R) to another company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem(R) (sodium oxybate) oral solution and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets.


3. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. STOCK-BASED COMPENSATION
At December 31, 2002 the Company has a stock-based employee compensation plan. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in the net loss for the three or six month periods ended June 30, 2003 or 2002, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
(in thousands except per share data)                                       JUNE 30,                    JUNE 30,
                                                                 ---------------------------------------------------
                                                                     2003          2002          2003          2002
Net income (loss) as reported                                    $  25,985     $  (1,685)    $  21,896     $  (2,871)
Deduct total stock-based employee compensation expense
determined under fair value-based method for all awards               (683)         (639)       (1,257)         (968)
                                                                 ---------------------------------------------------
Pro forma net income (loss)                                      $  25,302     $  (2,324)    $  20,637        (3,839)
                                                                 ===================================================

Earnings (loss) per share
   Basic - as reported                                           $    2.47     $   (0.16)    $    2.08     $   (0.28)
   Basic - as pro forma                                          $    2.40     $   (0.22)    $    1.96     $   (0.37)

   Diluted - as reported                                         $    2.06     $   (0.16)    $    1.75     $   (0.28)
   Diluted - as pro forma                                        $    2.16     $   (0.22)    $    1.75     $   (0.37)


5. REVENUE RECOGNITION
Sales for all products, except Xyrem, are recognized at the time a product is shipped to the Company's customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date, which range from two to four years depending on the product. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. The Company monitors the exchange of product and modifies its reserve as necessary. Management bases these reserves on historical experience and these estimates are subject to change.

6. INVENTORIES
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.


                                     JUNE 30, 2003     DECEMBER 31, 2002

     Raw materials and packaging           $   244               $ 1,023
     Finished goods                          1,077                   997
                                     -----------------------------------
                                           $ 1,321               $ 2,020
                                     ===================================


7. EARNINGS PER SHARE
Earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and warrants is measured using the treasury stock method. The dilutive effect of both series of convertible preferred stock is computed using the "if-converted" method. Common stock equivalents are not included in periods where there is a loss, as they are antidilutive. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

                                                         (in thousands, except per share data)
                                                        Quarter ended           Six months ended
                                                           June 30,                June 30,
                                                   ---------------------------------------------
                                                      2003         2002        2003        2002
                                                   ---------------------------------------------
    NUMERATOR
Numerator for basic earnings per share -
income available to common shareholders            $ 25,985    $ (1,685)    $ 21,896    $ (2,871)
Add back to effect assumed conversions:
    Preferred stock dividends                           234          --          465          --
                                                   ---------------------------------------------
Numerator for diluted earnings per share           $ 26,219    $ (1,685)    $ 22,361    $ (2,871)
                                                   =============================================

    DENOMINATOR
Denominator for basic earnings per share -
weighted average shares                              10,538      10,344       10,517      10,313
Effect of dilutive securities:

   Preferred shares                                   1,657          --        1,653          --
   Stock options                                        312          --          380          --
   Warrants                                             202          --          231          --
                                                   --------    --------     --------    --------
Denominator for diluted earnings per share -
weighted average shares and assumed conversions      12,709      10,344       12,781      10,313
                                                   ========    ========     ========    ========

Basic earnings per share                           $   2.47    $  (0.16)    $   2.08    $  (0.28)
                                                   ========    ========     ========    ========
Diluted earnings per share                         $   2.06    $  (0.16)    $   1.75    $  (0.28)
                                                   ========    ========     ========    ========

8. COMMITMENTS
The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acquisition, manufacturing and marketing. At June 30, 2003, the Company estimates that it could incur approximately $8.7 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

9. BORROWINGS
The Company entered into a new line of credit facility with a commercial bank on March 27, 2003. The new line of credit facility has a term of one-year and includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $2.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company is also subject to certain other requirements during the term of the facility, including (a) minimum quarterly net tangible equity of $6.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $2.7 million. The Company had not borrowed under this facility at June 30, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases "will likely result", "look for", "may result", "will continue", "is anticipated", "expect", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2003 titled Risk Factors.

GENERAL
Since its inception, the activities of the Company have consisted primarily of obtaining the rights to proposed pharmaceutical products for developing and marketing, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through June 30, 2003 of $44.5 million. In addition, the Company expects to incur additional losses from operations for at least for the next six fiscal quarters.

RECENT DEVELOPMENTS

On June 10, 2003, the Company announced the disposition of the rights to Busulfex(R) (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the disposition of the product Sucraid(R) (sacrosidase) oral solution to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution(R) to another company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem(R) (sodium oxybate) oral solution and for the creation of a stronger presence in the sleep and central nervous system
(CNS) markets.

As a result of the disposition of products, the Company announced a revised total revenue forecast for the current fiscal year in the range of $15.0 to $18.0 million, including $4.5 to $6.0 million of revenue from sales of Xyrem.

The Company continues to estimate that the total cataplexy market for Xyrem is in excess of $125 million annually. Cataplexy is a debilitating symptom of narcolepsy, affecting sixty to ninety percent of the 140,000 Americans with narcolepsy. It involves the sudden partial or total loss of muscle tone, usually triggered by strong emotions such as laughter, anger, or surprise.

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

Net income applicable to common shareholders was $26.0 million for the three months ended June 30, 2003 compared to a net loss applicable to common shareholders of $1.7 million for the three months ended June 30, 2002. This change is attributable to the product dispositions during the quarter ended June 30, 2003. These product dispositions resulted in gross proceeds of $30.8 million and approximately $0.5 million of expenses associated with the transactions. Operating expenses increased over the prior year primarily due to the commercialization of Xyrem and the ongoing development activities for Xyrem. These increases in expenses were offset by the disposition of products during the quarter and an increase in net sales for the quarter ended June 30, 2003 compared to the same period in the prior year.

Net sales increased 24% to $4.3 million for the three months ended June 30, 2003 compared to $3.5 million for the same period in the prior year. Sales of Xyrem were approximately $800,000 for the quarter ended June 30, 2003. As of June 30, 2003, more than 700 physicians had written 1,977 prescriptions for Xyrem of which 1,304 had been filled, with 400 prescriptions in process. Approximately 10 percent of patients do not fill their initial prescription. After initiating therapy, there has been an 8 percent discontinuation rate following use of Xyrem of which only 3 percent is due to side effects and 1.5 percent due to lack of efficacy. During the second half of the quarter the Company experienced a large increase in the number of new prescriptions written for Xyrem. The Company's market research indicates that overall satisfaction by both patients and physicians continues to be strong and third party reimbursement remained high.

Sales of Antizol(R) (fomepizole) Injection increased approximately 30% compared to the prior year as more hospitals with emergency rooms stocked the product.

Net sales for the quarter include approximately $1.5 million from divested products prior to the divestiture of these products in the quarter ended June 30, 2003.

Gross profit margins decreased to 84% for the quarter ended June 30, 2003 compared to 85% for the same period the prior year due to product mix. Cost of sales was $0.7 million for the three months ended June 30, 2003 compared to $0.5 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 43% to $1.9 million in the three months ended June 30, 2003 compared to $1.3 million for the three months ended June 30, 2002. The increase results from increased spending for the ongoing Phase III(b) trial for Xyrem and the initiation of the EXCEEDS trial during the first quarter of 2003. Both of theses trials for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for trials is dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites. Development expenses will increase in the second half of 2003 to approximately $3.0 million per quarter.

Sales and marketing expense increased 112% to $3.6 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. This increase is attributable to spending for the support of the commercial launch of Xyrem, approved by the FDA in July 2002 and launched in October 2002. These expenses included the addition of staff, including a dedicated sales force and other staff supporting the selling and marketing efforts for Xyrem, along with extensive marketing and medical education efforts. Sales and marketing expenses will be in the $4.0 to $4.5 million range in each of the third and fourth quarters of 2003

General and administrative expense increased 29% to $1.9 million for the period ended June 30, 2003 compared to $1.5 million for the three months ended June 30, 2002. The increase results from increased staffing and other infrastructure supporting the growth of the Company. General and administrative expenses will decrease slightly in each of the third and fourth quarters of 2003.

Interest (expense) income is the sum of interest income from investment activities less interest expense from financing activities. Other income decreased as a result of lower invested balances and lower interest rates on any excess cash invested. In addition, the Company pays minimum interest expense related to the Company's credit facility.

During the quarter ended June 30, 2003, the Company recorded $0.3 million of income tax expense related to the product dispositions. Since the Company expects to be unprofitable for at least the next six quarters, the Company continues to provide a valuation allowance for the entire amount of deferred tax assets.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.2 million for both the three-months ended June 30, 2003 and 2002. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2003 Senior Preferred Stock dividend, the Company elected to issue 33,167 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters.

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

Net income applicable to common shareholders was $21.9 million for the six months ended June 30, 2003 compared to a net loss applicable to common shareholders of $2.9 million for the six months ended June 30, 2002. The aforementioned product dispositions resulted in gross proceeds of $30.8 million and approximately $0.5 million of expenses associated with the transactions. Operating expenses increased over the prior year primarily due to the commercialization of Xyrem and the ongoing development activities for Xyrem. These increases in expenses were offset by the disposition of products during the six-months ended June 30, 2003 and an increase in net sales for the six-months ended June 30, 2003 compared to the same period in the prior year.

Net sales increased 25% to $8.9 million for the six-months ended June 30, 2003 compared to $7.2 million for the same period in the prior year. Sales for Xyrem were approximately $1.4 million for the six months ended June 30, 2003.

Sales of Antizol increased nearly 24% over the same period the prior year as more hospitals with emergency rooms are stocking the product.

Net sales for the six-months ended June 30, 2003 included approximately $3.6 million from divested products prior to the divestiture of these products.

Gross profit margins decreased to 84% for the six-months ended June 30, 2003 compared to 85% for the same period the prior year due to product mix. Cost of sales was $1.5 million for the six-months ended June 30, 2003 compared to $1.1 million for the same period the prior year. Cost of sales as a percentage of net sales will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company's products, new product introductions and the mix of approved products shipped.

Research and development expense increased 49% to $3.6 million in the six months ended June 30, 2003 compared to $2.4 million for six months ended June 30, 2002. The increase results from increased spending for the ongoing Phase III(b) trial for Xyrem and the initiation of the EXCEEDS trial during the first quarter of 2003. Both of theses trials for Xyrem now underway will increase research and development spending in subsequent quarters. Clinical spending for trials is dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 109% to $7.8 million for the six months ended June 30, 2003 from $3.7 million for the six months ended June 30, 2002. This increase is attributable to spending supporting the commercial launch of Xyrem, approved in July 2002 and launched in October 2002. These expenses included the addition of staff, including a dedicated sales force and other staff supporting the selling and marketing efforts for Xyrem, along with extensive marketing and medical education efforts.

General and administrative expense increased 46% to $3.7 million for the six-months ended June 30, 2003 compared to $2.5 million for the six months ended June 30, 2002. The increase results from increased staffing and other infrastructure supporting the growth of the Company.

Interest (expense) income is the sum of interest income from investment activities less interest expense from financing activities. Interest income decreased as a result of lower invested balances and lower interest rates on any excess cash invested. In addition, the Company pays minimum interest expense related to the Company's credit facility.

During the six-months ended June 30, 2003, the Company recorded $0.3 million of income tax expense related to the product dispositions. Since the Company expects to be unprofitable for at least the next six quarters, the Company continues to provide a valuation allowance for the entire amount of deferred tax assets.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.5 million for both the six-months ended June 30, 2003 and 2002. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. The Company has chosen to satisfy its dividend payment obligation by issuing additional common or preferred stock, as permitted by the terms of the Senior Convertible Preferred Stock and the Series B Convertible Preferred Stock respectively. For the February 1, 2003 Senior Preferred Stock dividend, the Company elected to issue 33,167 shares of common stock to satisfy its obligation. The Company also intends to continue to satisfy this obligation in the future by issuing common stock. The Company is obligated to pay the dividend for the Series B Convertible Preferred Stock in cash or through the issuance of additional preferred shares. The Company also intends to satisfy the Series B Convertible Preferred Stock obligation by issuing additional preferred shares, which will cause preferred stock dividends to increase in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES
Since July 2, 1994, the effective date it was spun-off from Chronimed, Inc., the Company has financed its operations principally from net proceeds of $90.8 million from several public and private financings, interest income and product sales, including $30.3 million of net proceeds from the divestiture of products during the quarter ended June 30, 2003.

Net working capital (current assets less current liabilities) increased from $6.7 million at December 31, 2002 to $29.9 million at June 30, 2003. Cash and cash equivalents increased from $6.9 million at December 31, 2002 to $29.7 million at June 30, 2003. The increase in these amounts is directly attributable to the product dispositions discussed previously.

The Company entered into a new line of credit facility with a commercial bank on March 27, 2003, and terminated its previous line of credit on that date. The Company's line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount. In conjunction with the product dispositions, the Company amended the maximum amount of the line of credit from $3.5 million to $2.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank's prime rate. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts. The Company had not borrowed under this facility as of June 30, 2003.

The Company's commitments for outside development spending were $8.7 million at June 30, 2003 and $5.6 million at December 31, 2002. This increase is the result of the initiation of the EXCEEDS clinical trial. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company's current cash availability, anticipated operating cash flows from product revenues and license fees that would be received upon the execution of an agreement currently under discussion with a prospective European partner for the registration and marketing of Xyrem will be sufficient to fund its operations at least through December 31, 2004.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company's case include either: (1) net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met both the thresholds at June 30, 2003. The Company's market capitalization was approximately $96.8 million as of June 30, 2003 (based on the last sale price of $9.14 and 10.6 million shares outstanding). Although the Company does not expect to be profitable in 2003 or 2004, the Company nevertheless expects to continue to meet the listing requirements for listing on the NASDAQ National Market. However, there can be no assurance that the Company will continue meet these requirements there after through 2003.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

GEOGRAPHIC SALES INFORMATION
The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the three-month and six-month periods ended June 30, 2003 and 2002, respectively.


                                                     (in thousands)
                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                       2003        2002        2003        2002

Domestic                             $ 3,865     $ 2,713     $ 7,763     $ 5,230
International                            484         793       1,153       1,930
                                     -------     -------     -------     -------
Total                                $ 4,349     $ 3,506     $ 8,916     $ 7,160
                                     =======     =======     =======     =======

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

WE HAVE A HISTORY OF LOSSES, WHICH WE EXPECT TO CONTINUE.

We have been unprofitable since our inception in January 1993. We expect operating losses at least through 2004 because anticipated gross profits from product revenues will not offset our operating expenses, including additional spending to support drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration ("FDA") approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq's requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met the market capitalization criteria as of June 30, 2003, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net equity requirement.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA's recognition of "orphan drug status." The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with "orphan drug designation" for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Xyrem, Antizol, and Cystadane.

Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. We are currently not aware of any orphan drug designation granted to another company for a compound similar to any of the Company's currently marketed products.

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

Europe
------

An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 in the population. Our European partners have obtained orphan drug designation for Cystadane in Europe. The Company has obtained orphan drug designation for Xyrem and Antizol, for use in methanol poisonings, in Europe. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval that would block us from marketing our product in Europe.

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

FDA APPROVAL DOES NOT GUARANTEE FINANCIAL SUCCESS.

Three of our current products have been approved for marketing by regulatory authorities in the United States and elsewhere. We cannot assure you that any of our products will be commercially successful or achieve the expected financial results. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on single suppliers for the supply of bulk drug substance used in each of our products. If we were to lose any of these companies as a supplier, we would be required to identify a new supplier for the bulk drug substance used in those products. We also cannot assure you that our bulk drug supply arrangements with our current suppliers, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of the Company's currently marketed products or any other drug the Company might attempt to develop or market.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on single suppliers for drug product manufacturing of each of our products. If we were to lose any of these companies as a supplier, we would be required to identify a new manufacturer. We cannot assure you that our drug product manufacturing arrangements with these suppliers will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements could adversely affect production of our currently marketed products or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

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

We have an agreement with a distribution contractor to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. This contractor also provides reimbursement management, patient assistance and information hotline services along with specialty distribution and marketing services to physician practices with respect to our products.

We have a separate agreement with another distributor that distributes Antizol and Antizol-Vet. The contractor may also distribute future products should those products receive marketing clearance from the FDA. We are substantially dependent on this contractor's ability to successfully distribute Antizol and Antizol-Vet.

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

EUROPE. We have licensed the marketing and distribution rights for Antizol and Cystadane in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to "named patient" or "emergency use" basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to "named patient" basis in other parts of Europe. This distribution of the Company's products is expected to result in a limited contribution to the Company's revenues.

AUSTRALIA AND NEW ZEALAND. We have licensed marketing and distribution rights for Cystadane in Australia and New Zealand, but sales of these products have not been material. We do not expect sales to increase in the near future to the point that they become material.

ISRAEL. We have licensed marketing and distribution rights for Antizol and Cystadane in Israel. Full regulatory approval for Cystadane was obtained in Israel in February 2000. We do not expect such distribution to result in material revenues.

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

We believe that the active ingredients or compounds in our FDA-approved products, Cystadane Antizol, Antizol-Vet, and Xyrem, are in the public domain and presently are not subject to patent protection in the United States. However, we have a patent with respect to our formulation of Xyrem. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

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


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable


ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

                  CHANGES IN INTERNAL CONTROLS. During our second fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION


ITEM 1.  Legal Proceedings

Not Applicable


ITEM 2.  Changes in Securities

Not Applicable


ITEM 3.  Defaults Upon Senior Securities

Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Orphan Medical, Inc. was held on May 22, 2003. Matters submitted at the meeting for vote by the shareholders were as follows:

(a)  Election of Directors.

     The following directors were elected at the Annual Meeting, each with the following votes:

                                                  For           Withheld
                                               ---------       ---------
          John Howell Bullion                  8,125,839         570,027
          Michael Greene                       8,398,228         297,638
          Julius A. Vida, Ph.D.                8,394,908         300,598
          William M. Wardell, M.D., Ph.D.      8,338,828         357,038
          Thomas B. King                       8,340,828         355,038
          Farah H. Champsi                     8,340,708         355,158

(b) Approval of an Amendment Increasing the Number of Authorized Shares Issuable Under the Company's 1994 Stock Option Plan.

     Shareholders approved an amendment increasing the number of shares authorized for issuance under the Company's 1994 Stock Option Plan from 3,175,000 shares to 3,675,000 shares with a vote of 7,326,829 votes for, 1,363,632 votes against and 5,405 shares abstaining.

(c)  Ratification of Appointment of Independent Public Accountants.

     Shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003, with a vote of 8,625,622 votes for, 57,952 votes against and 12,292 shares abstaining.


ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit
          Number     Description
          ------     -----------
          31.1       Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

          31.2       Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

          32.1       Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

          32.2       Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

     Current Report on Form 8-K filed May 7, 2003 under Item 5. "Other Events" reporting that the Company completed the sale of Sucraid on May 5, 2003.

     Current Report on Form 8-K filed June 12, 2003 under Item 2. "Acquisition of Disposition of Assets" and Item 9. "Regulation FD Disclosure" reporting that the Company completed the sale of Busulfex(R) (busulfan) Injection on June 10, 2003.

     Current Report on Form 8-K/A filed June 25, 2003 reporting under Item 7. "Financial Statements and Exhibits" certain pro forma financial information relating to the sale of Busulfex(R) (busulfan) Injection that was completed on June 10, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Orphan Medical, Inc.
                                                           Registrant


Date August 14, 2003                  By            /s/ Timothy G. McGrath
     ---------------                          ----------------------------------
                                                      Timothy G McGrath
                                                   Chief Financial Officer
                                          (duly authorized officer and principal
                                                     financial officer)

                               INDEX TO EXHIBITS


EXHIBIT                                                                     PAGE
================================================================================

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........................................28

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........................................30

32.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.........................................32

32.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.........................................33