Form 10-K
period 2003-12-31
ORPHAN MEDICAL INC
filed 2004-03-15
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2003
or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______________ to ______________

Commission File Number 0-24760

Orphan Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1784594
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification Number)
13911 Ridgedale Drive, Suite 250,
Minnetonka, MN 55305	(952) 513-6900
(Address of principal executive offices	(Registrant's telephone number,
and zip code)	including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on June 30, 2003 was $83,493,000 based on approximately 9,135,000 shares held by non-affiliates at that date.

As of March 1, 2004 the Company had 10,748,000 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be held on June 15, 2004 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result”, “look for”, “may result”, “will continue”, “is anticipated”, “expect”, “project”, or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the “Cautionary Statements” filed as an Exhibit to this Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Antizol®, Antizol-Vet®, Cystadane®, Xyrem®, MedExpand™, “The” Orphan Drug Company™, Xyrem Success ProgramSM, Orphan Medical, Inc.® and Dedicated to Patients with Uncommon Diseases® are trademarks of the Company.

ITEM 1.   BUSINESS

Overview
Orphan Medical is a specialty pharmaceutical company focused on sleep disorders, pain and other central nervous system (CNS) disorders. We seek to acquire, develop and market pharmaceutical products that are prescribed by physician specialists and offer a major improvement in the safety or efficacy of patient treatment and have no substantially equivalent substitute. The Company’s lead product, Xyrem® (sodium oxybate) solution is approved for the treatment of cataplexy, a debilitating symptom of narcolepsy, a sleep disorder and is marketed by a 37 person specialty sales force.

In addition to reducing cataplexy in narcolepsy, Xyrem has a unique effect on sleep architecture and may treat other indications as well. It induces and maintains sleep without suppressing REM and, in fact, increases sleep continuity and non-REM sleep particularly Stage III and IV (slow-wave) sleep (considered the restorative sleep stage). In contrast, although currently available hypnotics facilitate sleep and reduce sleep fragmentation, they reduce rather than increase slow-wave sleep. In addition, given its role in increasing slow-wave sleep, GHB has been shown to be a growth hormone secretagogue.

Recognizing the significant long-term potential of Xyrem, the Company has initiated a range of clinical development and product development programs. Two clinical trials that are nearing completion may demonstrate that Xyrem treats excessive daytime sleepiness (EDS) and other symptoms of narcolepsy. If the results of these trials are positive, Xyrem could be marketed to the entire narcolepsy market, which is estimated to affect approximately .05% of the population or 100,000 to 140,000 persons in the United States. We also expect to begin a clinical trial in the first half of 2004 to assess Xyrem in treating the symptoms of Fibromyalgia Syndrome (FMS). FMS is a specific, chronic non-degenerative, non-progressive, non-inflammatory condition characterized by pain amplification, musculoskeletal discomfort, and systemic symptoms. FMS is estimated to affect over 4 million Americans. If Xyrem demonstrates efficacy in treating certain FMS symptoms, additional trials will be conducted in order to obtain FDA approval to market Xyrem to physicians treating this condition

We are assessing another product, butamben (butyl-p-amino benzoate), as a treatment for intractable cancer pain and, depending on its safety and efficacy profile, other chronic pain conditions as well. Butamben is a unique long-acting ester local anesthesia that is selective for afferent pain fibers with no measurable residual sensory or motor effects. It also appears to provide long-lasting effects, averaging about 6 months in humans in studies to date. We expect to begin clinical trials after meeting with the FDA to present our development plan for butamben.

Since its inception, the Company has obtained New Drug Application (NDA) approvals from the United States Food and Drug Administration (FDA) for six specialty pharmaceutical products. Each of the NDAs was granted Orphan

Drug Status by the FDA. Medicines we develop in the future may hold Orphan Drug Status, although such status is not central to our strategy.

In 2003, we sold all rights to three of our products for cash proceeds of $30.9 million in order for cash proceeds of $31.8 million to concentrate resources on Xyrem and enhance our focus on sleep, pain and specialty CNS markets. In addition to expanding the labeling of Xyrem, we plan to build our presence in specialty CNS markets through the acquisition of both development stage compounds and marketed products.

The Company continues to market two smaller market products that treat conditions outside of CNS disorders. These products are maintained to help reduce losses since they have attractive gross and operating margins.

Our corporate offices are located at 13911 Ridgedale Drive, Suite 250, Minnetonka, Minnesota 55305. Our telephone number is 952-513-6900 and our website is www.orphan.com. The information on our website is not incorporated into and is not intended to be a part of this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practible after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. Unless the context otherwise indicates, all references to the “Registrant”, the “Company”, or “Orphan Medical” in this Form 10-K relate to Orphan Medical, Inc.

Our Strategy

Orphan Medical has set its strategic vision on becoming an integrated CNS specialty pharmaceutical company. In this regard, the Company has decided to focus its development and commercial efforts, at least initially, in the areas of sleep disorders and pain. Other CNS disorders will be considered as the Company progresses with its CNS specialty pharmaceutical strategy.

The sleep disorders market is a large therapeutic area that has had considerable growth, yet is still a category with significant unmet needs. Moreover, there is increasing recognition of the role of sleep across a range of diseases and its role in health is becoming broadly recognized. The broader specialty CNS area is one of significant opportunities. Outside the major therapeutic areas of depression and schizophrenia, there is a wide range of diseases with unmet medical needs. Orphan Medical’s current portfolio has the potential to address a number of specialty CNS diseases including narcolepsy, insomnia and fibromyalgia syndrome and the Company has built unique development and commercial capabilities to address several of these opportunities. Other specialty CNS areas of high strategic interest to the Company include Parkinson’s disease, epilepsy, movement disorder, Huntington’s disease, sleep apnea, Alzheimer’s disease and mild cognitive impairment. Building on its current capabilities and expertise, the Company could develop a meaningful presence in these therapeutic areas with key specialist audiences, i.e., sleep specialists, neurologists and psychiatrists.

Xyrem and butamben are the cornerstones of our strategy. Xyrem is currently approved for cataplexy associated with narcolepsy and has application in several other sleep-related disorders. It also has potential utility in fibromyalgia, an increasingly recognized pain disorder. Butamben will be developed for chronic cancer pain, and possibly chronic pain from other causes.

Orphan Medical believes it can apply its competitive advantages to build a specialty pharmaceutical company focused on diseases of the CNS. The Company aims to:

  Avoid large market CNS diseases and concentrate on unmet needs in diseases that are treated by neurologists, psychiatrists, sleep specialists and pain specialists
  Build on the Company's expertise in and the science of GHB

  Expand the Company’s marketing and sales presence in the sleep community in order to market other high value products that treat sleep disorders
  Assess and develop products that address pain treated by specialist physicians
  Acquire marketed as well as development stage products that can be marketed through the Company’s sales organization and distribution systems

As in all industries, companies that survive and grow long-term must have sustainable uniqueness. The factors of success in the specialty segment of the pharmaceutical industry are:

  A strong and experienced management team
  The capability to develop medicines as well as the ability to acquire drugs in therapeutic areas that the Company has scientific and clinical expertise
  A marketing and sales presence that reaches a concentrated set of prescribers
  Products with growth potential that address unmet medical needs
  An ability to address regulatory issues
  Having good access to capital markets

Products

The following tables summarize certain information relating to the Company’s products:

Marketed Products

Approved Product	Application	NDA Approval Date	Orphan Drug Status**
Xyrem® (sodium oxybate) oral	For the treatment of	July 2002	Granted
solution	cataplexy associated
	with narcolepsy
Antizol® (fomepizole) Injection	Antidote for ethylene	December	Granted
	glycol (antifreeze) or	1997
	suspected ethylene
	glycol ingestion in
	humans
	Antidote for methanol	December	Granted
	or suspected methanol	2000
	ingestion in humans
Cystadane® (betaine anhydrous	Homocystinuria, a	October	Granted
for oral solution)	genetic disease	1996
Antizol-Vet® (fomepizole)	Antidote for ethylene	November	Five year
for injection	glycol (antifreeze) or	1996	period of
	suspected ethylene		exclusivity
	glycol ingestion in dogs

Products Under Development

Investigational Product	Proposed Application	Phase of Development*	Orphan Drug Designation**
Xyrem® (sodium oxybate) oral	EDS/Narcolepsy	III(b)
solution
Xyrem® (sodium oxybate) oral	Fibromyalgia	IND
solution
Butamben	Cancer Pain	II

*    Development Phases are discussed under “Business – The Regulatory Process”.
** Orphan Drug Designation and Status are discussed under “Business – Proprietary Rights”.

APPROVED PRODUCTS
        Xyrem® (sodium oxybate) oral solution
Narcolepsy is a chronic neurologic sleep disorder in which sleep is “fragmented,” and does not occur in an integrated and cohesive manner. This fragmentation results in excessive daytime sleepiness, unavoidable daytime sleep attacks, cataplexy (a sudden loss of muscle control provoked by emotions), sleep paralysis (brief periods of muscle paralysis) and hallucinations (vivid and sometimes frightening dreaming when falling asleep or waking up). Other related symptoms include broken nighttime sleep, disturbances of auditory and visual perception, and lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Narcolepsy is thought to affect approximately 100,000 to 140,000 persons in the United States.

The second most common symptom of narcolepsy is cataplexy. Cataplexy is the most specific feature of narcolepsy and its presence is diagnostic. In clinical practice, this symptom is noted in 44% to 100% of persons with narcolepsy. Most studies suggest that the prevalence of cataplexy in narcolepsy ranges from 65% to 90%. However, only about one-third of persons who are diagnosed with narcolepsy are also diagnosed with, and treated for, cataplexy.

Estimating the number of patients with narcolepsy who seek treatment is challenging. Utilizing national insurance databases, it is estimated that approximately 55% or about 55,000 to 75,000 patients with narcolepsy are diagnosed and treated. Furthermore, it is estimated that about one-third of the 75,000-treated narcolepsy patients, or 18,000-25,000 patients, are also diagnosed with and treated for cataplexy. The one-third treatment rate contrasts with the 65% to 90% prevalence rate of cataplexy in patients with narcolepsy.

The standard treatment for excessive daytime sleepiness and sleep attacks in patients with narcolepsy are stimulants or wakefulness promoting agents. The symptoms of cataplexy, sleep paralysis and hypnagogic hallucinations have typically been treated with tricyclic antidepressants (“TCAs”) or selective serotonin reuptake inhibitors (“SSRIs”). These treatment regimens, in addition to limited efficacy, are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects such as insomnia, hypertension, palpitations, irritability and, at higher doses, may mimic the symptoms of schizophrenia. Patients often build tolerance to the TCAs and SSRIs and doses are increased to obtain clinical effectiveness. These medications can cause the side effects of dry mouth, impotence, loss of libido, and increased heart rate. Clinical results with Xyrem suggest that it is effective in the treatment of narcolepsy symptoms. Administered at night, it is believed to consolidate sleep and has been shown to reduce cataplexy attacks, and to reduce the severity of daytime sleepiness when used in combination with stimulants during the day. Following initial clinical trials and subsequent commercial use, thousands of narcolepsy patients have been exposed to clinical doses with an acceptable side effect profile. Xyrem does not appear to have the side effects associated with TCAs and SSRIs. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

The Company submitted its NDA for Xyrem on October 2, 2000 and was granted approval on July 17, 2002. The product is indicated for the treatment of cataplexy associated with narcolepsy. The Company began shipping product in September 2002 and the commercial launch commenced on October 7, 2002. Through December 31, 2003 over 4,000 patients have been prescribed Xyrem by over 1,200 physicians.

Gamma hydroxybutyrate (GHB), also known as sodium oxybate, is the active ingredient in Xyrem. Illicitly produced GHB has been reported to be a drug of abuse. On February 18, 2000, President Clinton signed PL 106-172, a public law that makes GHB a Schedule I substance. Schedule I is the designation by which illegal drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration (FDA) approved protocols or approved for commercial sale as Schedule III substances.

Each state has the ability to schedule products more strictly or equivalent to the Federally designated schedule. Most states have adopted, either administratively or legislatively, the I/III schedule as described above. The Company continues its efforts to ensure consistency of scheduling across all states.

Sodium oxybate (GHB) is a known compound and is not patentable. The Company has received orphan drug status for its indicated use of Xyrem in the U.S.. There are no license fees or royalty payments associated with Xyrem revenues. FDA orphan drug status extends through July 17, 2009. The Company has an issued formulation patent, which expires on December 22, 2019. Other patents are pending. The Company has contracted with third party bulk drug and drug product manufacturers for the production of Xyrem under GMP conditions.

        Antizol® (fomepizole) Injection
Antizol received marketing clearance from the FDA in December 1997 for suspected or confirmed ethylene glycol poisonings and December 2000 for suspected or confirmed methanol poisonings. The Company commenced shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for the Company by an affiliate of Cardinal Health. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. The Company believes that hospital pharmacies will continue to stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 2003, Antizol contributed approximately 41% of the Company’s total revenues. The Company estimates that over one-third of all hospitals with emergency rooms currently stock the product. Antizol has become the standard of care for toxic alcohol poisoning and guidelines issued by the American Academy of Clinical Toxicologists recommended Antizol as the drug of choice for such poisonings. The Company expects to see limited incremental stocking by hospitals in 2004. Future sales will be based more on usage as stocking levels are expected remain constant. The Company has also received marketing approval for Antizol in Canada for the treatment of suspected or confirmed ethylene glycol poisonings.

The Company has obtained orphan drug status for Antizol as an antidote to treat ethylene glycol and methanol poisonings, which provides marketing exclusivity to the Company through December 2004 for ethylene glycol and December 2007 for methanol. The Company has contracted with a third party for the production of Antizol under GMP conditions. The Company, through a sublicense agreement with Mericon Investment Group, Inc. (“MIG”), has an exclusive, worldwide license to develop and market Antizol, which expires in July 2013, subject to a five year renewal through July 2018 exercisable by MIG at the request of the Company.

        Cystadane® (betaine anhydrous for oral solution)
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is distributed by an affiliate of Cardinal Health to patients in the United States through retail pharmacies. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. It has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide. There are estimated to be 1,000 patients with homocystinuria in the United States. The annual market potential for Cystadane is approximately $500,000 in the United States. The Company receives sales revenue generated outside of the United States through its licensees. Cystadane revenues met the Company’s expectations in 2003 and are expected to grow slightly in subsequent periods. The Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients.

The Company obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provided marketing exclusivity to the Company through October 2003. The Company does not expect the expiration of orphan drug protection to significantly impact the sales of Cystadane in 2004. The Company has contracted with a third party for the production of Cystadane under GMP conditions. No license was required for the Company to develop and market Cystadane.

The Company is not currently sponsoring any clinical trials with/for Cystadane but is aware of, and supporting, clinical trials being conducted by independent investigators to assess the safety and efficacy of Cystadane as a stand alone or adjunctive therapy for the following indications: Non-alcoholic steatohepatitis, Rett syndrome, rheumatoid arthritis and hyperhomocystinemia. The Company does not expect that the results of any of these clinical trials will significantly enhance or decrease the current limited market potential for Cystadane in the near future.

        Antizol-Vet® (fomepizole) for injection
In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet as a treatment for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. It is estimated that at least 10,000 cases of ethylene glycol poisoning occur in dogs each year. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $300,000. The Company has found that stocking of this product has been limited due to its high cost, but it is ordered when a poisoning occurs. Antizol-Vet revenues met the Company’s expectations in 2003 and are expected to remain constant or decline in subsequent periods.

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

Disposition of products
On June 10, 2003, the Company announced the disposition of Busulfex® (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid® (sacrosidase) oral solution to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution® to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets.

SLEEP DISORDERS — INVESTIGATIONAL PRODUCT
        Xyrem® (sodium oxybate)® oral solution-Excessive Daytime Sleepiness
The Company is conducting two Phase III (b) clinical trials for Xyrem. These controlled clinical trials assess the efficacy of Xyrem in treating excessive daytime sleepiness (EDS) related to narcolepsy. These trials continue to progress toward completion in early 2004 with the data to be compiled into a supplemental New Drug Application (sNDA) to the FDA expected in the second half of-2004.

        Xyrem® (sodium oxybate)® oral solution-Fibromyalgia
Fibromyalgia is a syndrome characterized by widespread pain that cannot be explained by an inflammatory or degenerative musculoskeletal disorder. Fatigue, depression, and somatic symptoms are also often present. The prevalence of fibromyalgia has been reported in several epidemiological studies. The estimated prevalence ranges from 1-4% of the adult population, a prevalence rate of 2% is most commonly cited in the literature. Accordingly, about 4.2 million Americans over the age of 18 have fibromyalgia.

The Company plans to initiate a proof-of-principle trial to assess the efficacy of Xyrem in the treatment of the symptoms of fibromyalgia. Patient enrollment in this trial is expected to begin in the second quarter of 2004.

        Butamben (butyl-p-amino benzoate)
Butamben is a new treatment for pain. It is intended to provide physicians with an effective adjunct for their patients who require long-term management of moderate-to-severe chronic pain. Butamben is a unique, material-based, long-acting local anesthetic that is delivered by epidural injection. It selectively blocks pain afferentation by blocking transmission in A delta and C fibers in peripheral nerves. Butamben blocks fast-sodium ion channels, which leads to hyperpolarization of the neuronal membrane and long-term pain control. It is non-neurolytic and non-narcotic. Butamben provides effective, long-term relief from pain, with no motor blockade and minimal side effects. The product will be used initially in patients who either have pain that is not alleviated by escalating doses of oral analgesics or need relief from the side effects that accompany these escalating doses. Treatment with butamben may allow patients to reduce their doses of oral analgesics, and thereby reduce dose-related analgesic side effects. Butamben is currently in Phase II clinical development.

Product Development Risk Management
The Company’s product strategy has been designed, in part, to mitigate its overall business risk. The Company has pursued multiple distinct therapeutic areas within CNS such as sleep and pain pharmaceuticals rather than concentrating financial, development and marketing resources on a single therapeutic area or a single platform technology. To reduce its product development risk, the Company generally seeks to develop products that (1) have some clinical history, (2) have a straightforward formulation that can be readily manufactured with established technologies, and (3) do not require excessive specialized processes for development or manufacture. In addition, the Company generally seeks to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development with proof of concept established. When a product is licensed without the equivalent of Phase II or III data, the Company may conduct one or more “proof of concept” trials to better assess the likelihood of efficacy or safety. Each such pilot trial is narrowly defined. The Company does not conduct extensive basic research to discover new chemical entities. The Company may also purchase rights to approved products. To reduce its marketing risk, the Company generally attempts to obtain some form of proprietary protection, such as patent protection, orphan drug status, exclusive licensing agreements, or sole supplier agreements.

Proprietary Rights
The Company believes it is important that its products receive patent protection or orphan drug status or have other factors that limit potential competition. When available and appropriate, the Company will seek orphan drug status to enhance or provide proprietary protection to a product. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a 10-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations. The Company has two products with orphan drug status. Applications for orphan drug designation will be made when and where appropriate and available for any additional indications or products that may be licensed in the future.

Orphan drug protection is available in Japan and the European Union under requirements similar to those in the United States. An important distinction in the European Union is the ten-year period of marketing exclusivity for products designated as orphan drugs, compared to seven years of exclusivity in the United States. The period of exclusivity in the European Union also begins upon marketing approval.

With respect to additional products it may license in the future, if any, the Company expects that such licenses will include, if such rights are available, an assignment of the licensor’s proprietary rights with respect to the licensed product. The Company also seeks foreign patent protection for is products and has applied for patents outside the U.S. for Xyrem. The Company has licensed two patents related to a new potential development opportunity, butamben. The Company expects to have a second meeting with the FDA to finalize a development program for this product. The Company evaluates the desirability of registering approved patents or other forms of protection for its products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.

The Regulatory Process
Pharmaceutical products intended for therapeutic use in humans are governed by extensive FDA and other federal regulations in the United States and by comparable regulations in foreign countries. The process of seeking and obtaining FDA approval for a previously unapproved new human pharmaceutical product generally takes many years and involves the expenditure of substantial resources and considerable risk.

Before a drug product can be investigated or marketed in the United States, the following general steps are required including (i) pre-clinical laboratory and animal safety tests, (ii) the submission to the FDA of an investigational new drug (IND) application, (iii) clinical and other studies to assess safety and parameters of use, (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product, (v) the submission to the FDA of an NDA, (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product, (vii) marketing of the drug, and (viii) post-approval safety and risk monitoring.

Upon the successful completion of clinical testing, a marketing application (i.e., NDA) is submitted to the FDA for approval. This application requires detailed data on the results of pre-clinical testing, clinical testing and the composition of the product; proposed labeling to be used with the drug; information on manufacturing methods; and samples of the product in some cases. Since the passage of the Prescription Drug User Fee Act (“PDUFA”), the FDA typically takes from six to eighteen months to review an NDA after it has been accepted for filing. Following its review of a marketing application, the FDA typically raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. The FDA can also determine that a drug is “approvable” contingent on satisfactory review of additional information requested by the FDA. We cannot assure you that such requests by the FDA for additional information can be fulfilled in a timely manner, if at all. If the FDA approves the NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications (“DDMAC”), the FDA’s marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing with a modification, or restriction to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, to be conducted. The method and system of a drug’s distribution can also be controlled by the FDA if approved under Subpart H.

Operating Functions
The Company has structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in the Company’s processes of product acquisition, development and marketing.

        Product Acquisition
The Company actively searches for product licensing opportunities. The continual acquisition of products for development and/or commercialization is a key element of the Company’s growth strategy. The Company attracts product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, the Company has evaluated many product opportunities. To date, seventeen products have been acquired and, of these, three products were developed, marketed and subsequently divested and four products are currently under development or being marketed by the Company.

The Company seeks to acquire pharmaceutical products within CNS markets that, in the Company’s opinion, generally:

  Are of high medical value as defined by the customer (physician or patient) within a therapeutic area;
  Treat diseases that affect distinct patient populations;
  Are prescribed by physician specialists;
  Can be marketed with a focused, specialized sales team to health care specialists, health care institutions, and patients;
  Are likely to be eligible for reimbursement by third-party payors;
  Have, or are candidates for, patent protection, orphan drug designation or have other characteristics that enhance the Company’s competitive position;
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
  Offer attractive potential financial returns with relatively low development costs;
  Complement the Company’s other products in order to leverage existing talent and resources.

In selecting additional products for potential inclusion in its portfolio, the Company generally focuses on acquiring rights to medicines that serve niche or defined patient populations served by specialty physicians. Major drug companies are less likely to address these niche markets because they do not believe these markets will produce acceptable revenues and returns. This reluctance limits the number of potential sources of competition. In addition, a product designed for smaller patient populations may be eligible for orphan drug designation. By obtaining orphan drug designation, the Company is granted exclusive marketing rights or status in the United States for seven years, subject to certain limitations, after an NDA for a product is approved, if the Company is the first to receive approval for the designated drug and indication.

The Company seeks to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. The Company also searches for product candidates that represent new delivery methods or dosage forms of previously approved or known compounds because the Company believes these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, the Company attempts to develop medicines where clear clinical endpoints can demonstrate their effectiveness. Generally, the Company seeks to acquire products that can be developed to the point of FDA approval within three to five years of their acquisition. Typically, the Company also focuses its development efforts on one indication and, when possible, one dosage form to minimize development costs. Potential additional indications or dosage forms may be evaluated, but only after the primary NDA is submitted and/or approved.

An additional element of the Company’s product development strategy is to acquire products that have or can have a degree of proprietary protection. Generally, this goal is accomplished by selecting products that are covered by patents, are eligible for orphan drug designation, or are the subject of an exclusive license from a sole supplier or a manufacturer with specialized or proprietary processes. The likely availability of adequate levels of reimbursement from third-party payors is also an important factor in product acquisition decisions.

        Product Development
Pharmaceutical product development is one of the Company’s principal activities. The Company has incurred in excess of $60 million in expenses for research and development activities through December 31, 2003. In addition, the Company estimates that it will need to incur at least an additional $10 million of expense in research and development activities over the next six quarters relating to the products it currently markets, including obtaining any potential additional Xyrem indications.

A major element of the Company’s product development strategy is to use third-parties or contract research organizations (CROs) to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA review and approval process, and to manufacture and distribute any FDA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively.

The Company believes the use of third-parties to develop and manufacture its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were performed by internal personnel who were required to support all of the Company’s products. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company. Over time, the Company expects to build internal capabilities to replace certain development functions now contracted to outside parties.

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

The product development process is designed to identify problems associated with a proposed product’s safety and effectiveness. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining commercial strategy with a product’s development. A drug development portfolio cannot be completely insulated from potential clinical and marketing failures. It is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. To date, the Company has discontinued development activities with respect to eleven proposed products because either the products were deemed unapprovable or the estimated financial returns of these proposed products were unacceptable. In May and June 2003, the Company divested three products from its commercially marketed product portfolio resulting in a net gain of $30.3 million.

        Manufacturing
The Company does not have and does not intend to establish any internal product testing, drug or chemical synthesis of bulk drug substance, and manufacturing capability for drug product. Manufacturers of the Company’s products are subject to applicable Good Manufacturing Processes (“GMP”) as required by FDA regulations or other rules and regulations prescribed by foreign regulatory authorities. The Company is negotiating or has entered into bulk drug supply and drug product manufacturing agreements with third-parties for all of its FDA approved products and is dependent on such third parties for continued compliance with GMP and applicable foreign standards. The Company believes that qualified manufacturers will continue to be available in the future, at a reasonable cost to the Company, although there can be no assurance that this will be the case.

Due to FDA mandated dating requirements and the limited market size for the Company’s approved products, the Company may be subject to complex manufacturing logistics, minimum order quantities that could result in excess inventory as determined under the Company’s accounting policy, unsalable inventory as a result of product expiring prior to use, and competition with others for manufacturing services when needed or expected. The Company has a production-planning program to assess and manage the manufacturing logistics amongst the vendors supplying the required finished product components of bulk drug substance, drug product and packaging.

The Company is substantially dependent on its contract drug product manufacturers. These manufacturers have been approved by the FDA for the production of the Company’s approved products. Following is a listing of the Company’s contract drug product manufacturers:

Contract Drug Product Manufacturer	Marketed and Proposed Products
An affiliate of Boehringer Ingelheim	Antizol, Antizol-Vet
Ropack, Inc.; ProClinical Inc.	Cystadane
DSM Pharmaceuticals, Inc.	Xyrem

In addition to the contract drug product manufacturers, the Company is substantially dependent on Ash Stevens, Inc. (“Ash Stevens”) and Lonza, Inc. (“Lonza”). Ash Stevens is the Company’s sole supplier of bulk drug substance for the manufacture of Antizol and Antizol-Vet; while Lonza is the Company’s sole supplier of bulk drug substance for the manufacture of Xyrem.

        Marketing – United States
As part of its marketing efforts, the Company identifies and defines appropriate therapeutic areas, identifies customer needs within each therapeutic area, identifies specific product acquisition candidates within each therapeutic area, works with the development team to insure clinical data are collected that supports the desired indication and marketing claims, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis; the product’s marketing plan is developed and appropriate pre-launch programs are initiated. Upon submission of the NDA to the FDA, the product management responsibilities transition from the development team to the Company’s commercialization staff. The development group continues to provide support where needed to enhance marketing and sales efforts. This group is responsible for all aspects of a product’s marketing and sales, including product forecasting, positioning, price, promotion and physical distribution to successfully launch and commercialize the product. Senior sales and marketing employees lead a cross functional team of internal and external personnel to implement a product’s marketing and commercialization plan. In addition, marketing and sales staff also supports the Company’s international sales efforts through support of and interfacing with international partners.

        Marketing – Foreign
In general, the Company expects to out-license foreign marketing, sales and distribution rights after an NDA is submitted or approved in the United States. The Company contracts with foreign companies (usually pharmaceutical companies) to market and distribute its products. The Company considers Europe and Japan to be its most attractive foreign markets. The Company has entered into marketing, sales and distribution agreements for Antizol and Cystadane in Europe, Cystadane in Australia and New Zealand, Cystadane in Israel, Antizol and Cystadane in Canada.

In October 2003, the Company announced that it has licensed European sales and marketing rights for Xyrem to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the agreement, Celltech will be responsible for the registration, marketing and sales of Xyrem in Europe. The licensing agreement includes the use of Xyrem in narcolepsy and provides Celltech with rights to negotiate for other potential future indications including fibromyalgia syndrome.

The Company’s historical practice is to negotiate contracts with foreign distributors that generally provide for minimum order and sales performance. Minimum fees negotiated with foreign parties to date are not material and are not refundable, nor subject to future performance criteria. The foreign contracting party is responsible for obtaining marketing approval for the Company’s product to which the agreement relates and the Company is responsible for providing selected U.S regulatory information to the foreign party on request. The Company cannot unilaterally terminate these agreements without established evidence of default, but these agreements do expire over a defined period of time and the Company may seek other foreign parties to provide comparable services upon expiration if not satisfied with the performance of its partners. The principal benefit a foreign party receives from entering into these agreements with the Company and paying the minimum fees, if any, is a contracted price for acquisition of product from the Company because the Company is the sole supplier of its approved products on a worldwide basis.

        Distribution
In the foreseeable future, the Company does not intend to develop internal physical distribution capabilities because the Company believes its relatively low-volume products can be more economically and efficiently distributed through third-party distribution organizations. Cystadane, principally delivered to patients through retail pharmacies, and Antizol, primarily used in a hospital setting, are distributed by an affiliate of Cardinal Health. This distribution system allows the sale of these products directly into hospitals or, if customers prefer, through their primary wholesaler. Antizol-Vet is a product used in veterinary clinics and is distributed by an affiliate of Cardinal Health to individual veterinary clinics and a network of veterinary wholesalers.

The Company has a contract with a central pharmacy to distribute Xyrem in the United States. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review and approval process, and distribution is strictly controlled. The specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed.

Competition
Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including, but not limited to, those described below.

  Product Acquisition – The Company will compete with other entities in acquiring product rights from other companies, universities, other research institutions, as well as from other potential licensors.
  Product Development Resources – The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.
  Orphan Drug Designation – The Company is aware of another company that filed for and received orphan drug designation on a product similar to one of its products. Teva (formerly Biocraft) had been granted orphan drug designations for their sodium oxybate. Sodium oxybate is the equivalent of the Company’s Xyrem product. In 1999, the Company entered into an agreement with Teva that, in effect, transfers Teva’s development data to the Company. While the Company is not aware of others holding or seeking orphan drug designation for products that would compete with the Company’s products for NDA approval, there can be no assurance that the Company’s products will not have such competition from another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication.
  Marketing And Sales – Each of the Company’s current products will face competition from other products or from other therapeutic alternatives. The Company’s products may compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company.
  Manufacturing – The Company may also compete for limited manufacturing capacity or availability.

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

        Reimbursement
Employers, through payments to their employee benefit plans, bear a significant share of the health care costs of their employees. These plans are typically administered by insurance companies, health maintenance organizations, preferred provider organizations and other third-party payors. Health care services and products, including pharmaceutical products, are also paid for by government agencies such as Medicaid. Employers and the payors involved in providing or administering health care benefits are increasingly turning to “managed care”systems to control health care costs. Under these systems, the administrative requirements and standards of care are established by the health care purchasers and providers and the benefit level depends on the negotiated price. Managed care systems usually limit treatment options to approved therapeutic regimens and “formularies,” or lists of approved drugs and medical products.

Inclusion or listing on the formularies of managed care groups is important to the commercial success of most prescription medicines. A pharmaceutical must be included on a third-party payor’s formulary or must be deemed “medically necessary” to be eligible for reimbursement by that payor. In deciding whether a drug is to be included on a formulary, payors will generally consider its therapeutic value and cost in comparison to other available treatments. The Company believes that the proprietary nature and medical usefulness of its products should assist it in its efforts to have its products approved for reimbursement. No assurance can be given, however, that the Company’s products will be approved for reimbursement by third-party payors at acceptable levels, or at all.

        Product Approvals
The Company’s products require FDA approval in the United States and comparable approvals in foreign markets before they can be marketed. The development of investigational products and the marketing and supply of approved products require continuing compliance with FDA regulations on the part of the Company as well as its manufacturers and distributors.

        Scheduled Products
Products that are designated “controlled” substances also require compliance with regulations administered by the U.S. Drug Enforcement Agency (“DEA”), and similar regulations administered by state regulatory agencies. On February 28, 2000 President Clinton signed PL 106-172, a public law that makes gamma hydroxybutyrate (GHB) a Schedule I substance. Schedule I is the designation by which illegal and non-approved drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration (FDA) approved protocols or approved for commercial sale by the FDA as Schedule III substances.

Each state has the ability to schedule products more strictly or equivalent to the federally designated schedule. Most states have adopted, either administratively or legislatively, the bifurcated I/III schedule as described above. The Company continues its efforts to ensure consistency of scheduling across all states.

        Manufacturing Regulation
All facilities and manufacturing processes used to manufacture products for clinical use or sale in the United States must be operated in conformity with Good Manufacturing Practices (GMP). These represent the FDA requirements governing the production of pharmaceutical products. FDA approval is required before a contract manufacturer can implement most changes in manufacturing procedures for any of the Company’s approved products. The Company has established a quality assurance program to monitor third-party manufacturers of its products to promote compliance by such manufacturers with domestic and foreign regulations (based on country of use). In addition, FDA approval is required to change contract manufacturers of approved products. Obtaining the FDA’s approval for a change in manufacturing procedures or change in manufacturers could cause production delays and loss of revenue.

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

Insurance
Providing health care products entails an inherent risk of liability. In recent years, participants in the health care industry have been subject to a large number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company carries product liability insurance coverage in the aggregate amount of $30 million. The Company also carries a $10 million general business insurance policy. The Company does not carry any insurance to cover the financial risks associated with a potential FDA mandated recall of an approved product. There can be no assurance, however, that such insurance policies will be sufficient to fully indemnify the Company against any asserted claims or that such insurance will continue to be available.

Human Resources
The Company has 79 full-time and six part-time employees. The Company believes that its relationship with its employees is good. None of the Company’s employees is represented by a labor union.

Trade Secrets
The Company also relies on trade secrets and proprietary knowledge to protect certain of its technologies and potential products. The Company requires employees, consultants and advisors to enter into confidentiality agreements that prohibit disclosure to any third-party or use of such secrets and knowledge for commercial purposes. Company employees also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived during their employment that relate to the Company’s business. We cannot assure, however, that these agreements will be observed to prevent disclosure or that they will provide adequate protection for the Company’s confidential information and inventions.

Grants
Previously the Company used both FDA Office of Orphan Drug Products (orphan drug grants) and the Small Business Administration (SBIR grants) to assist in funding product development programs. The Company collected approximately $1.6 million in grant proceeds to product development expenses for certain products. The Company currently has no active grants. The Company does not intend to use grants as a primary source of funding for product development activities in the future.

Discontinued Development Products
Through December 31, 2003, the Company discontinued development activities on a total of eleven proposed products. There can be no assurance that the Company’s license rights and/or any clinical data related to a discontinued product have any value to a third party and, if such rights or clinical data have value, there can be no assurance that the Company can come to terms with a third party for the sale of such rights or clinical data.

ITEM 2.   PROPERTIES

The Company currently occupies approximately 15,000 square feet of leased office space at a monthly rent of approximately $25,000, including operating expenses. This lease expires on October 31, 2004.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 1, 2004.

Name	Age	Title

John Howell Bullion	52	Chief Executive Officer and Chairman of the Board

William Houghton, M.D	61	Executive Vice President and Chief Scientific and Medical Officer

Mark Perrin	47	Executive Vice President and Chief Commercial Officer

Timothy G. McGrath	39	Vice President and Chief Financial Officer

Dayton T. Reardan, Ph.D	48	Vice President of Regulatory Affairs

Pamela J. Stahl	38	Vice President of Commercial Operations

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

Dr. Houghton has been the Company’s Executive Vice President, Chief Scientific and Chief Medical Officer since May 2002. Prior to that Dr. Houghton served as the Company’s Chief Operating Officer since joining the Company in August 1998. Dr. Houghton’s most recent position was Chief Scientific Officer and Vice President of Clinical and Regulatory Affairs at Iotek, Inc. from April 1995 to August 1998. At Iotek, Dr. Houghton was responsible for all research activities, regulatory and clinical research, and served as the medical liaison with Iotek’s Medical advisory Board. From February 1984 to March 1995, Dr. Houghton also held a variety of management positions with Abbott Australasia and Abbott Laboratories in the United States.

Mr. Perrin has been the Company’s Executive Vice President and Chief Commercial Officer since May 2002. From 1995 to 2001, Mr. Perrin was Executive Vice President, Commercial Operations at COR Therapeutics responsible for all aspects of sales marketing and manufacturing. Prior to that Mr. Perrin held sales, marketing and commercial operations management positions at Burroughs Wellcome Company from 1992 to 1995 and Lederle Laboratories from 1979 to 1992.

Mr. McGrath has been the Company’s Vice President and Chief Financial Officer since October 1999. Previously, Mr. McGrath had worked as consultant providing financial services to growing companies in the Minneapolis and Saint Paul area. From 1994 to 1998, he was Vice President of Finance at E. W. Blanch Holdings, Inc., a publicly traded provider of integrated risk management and distribution services. Prior to joining E.W. Blanch Holdings, Mr. McGrath was with Ernst & Young LLP in Minneapolis.

Dr. Reardan has been the Company’s Vice President of Regulatory Affairs since May 1995 and had been the Director of Regulatory Affairs since joining the Company in 1994. From 1993 to 1994, he was Director of Development at CV Therapeutics. From 1984 to 1993, he held a variety of scientific, development and management positions at Xoma Corporation.

Ms. Stahl has been the Company’s Vice President of Commercial Operations since October 2001. Most recently, Ms. Stahl was Vice President of Sales at American TeleCare, Inc. an emerging telemedicine company where she had responsibility for sales, marketing, and distribution. Previously, she held several management positions in sales, managed care, and sales training at AstraZeneca L.P. During her tenure at AstraZeneca L.P., Ms. Stahl was a member of the team that launched Prilosec®, the leading treatment of acid related disorders. She also worked at Merck & Co., Inc. in sales and training positions supporting Zocor®and Pepcid®. In her position at Orphan Medical, Ms. Stahl manages the Company’s U.S. and international sales, distribution, and patient affairs functions.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company’s Common Stock for the years ended December 31, 2003 and December 31, 2002.

	High	Low
Year Ended December 31, 2003
January 1 through March 31	$10.500	$ 7.670
April 1, through June 30	$10.470	$ 5.450
July 1 through September 30	$13.140	$ 8.580
October 1 through December 31	$11.590	$ 8.300
Year Ended December 31, 2002
January 1 through March 31	$15.000	$10.310
April 1, through June 30	$13.060	$ 9.000
July 1 through September 30	$12.200	$ 5.950
October 1 through December 31	$11.350	$ 6.960

Equity Compensation Plan Information As Of December 31, 2003

The following table summarizes information as of December 31, 2003 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2003, the Company had no equity compensation plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation	2,131,796	$8.14	833,382
plans approved by
security holders

As of March 1, 2004, the Company’s Common Stock was held by approximately 250 shareholders of record and the Company estimates that there were approximately 3,000 beneficial owners of its Common Stock on such date.

The Company has never declared or paid any dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in the Company’s business. The payment of any future dividends on its Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Company as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001, are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ending December 31, 2000 and 1999 are derived from financial statements, which are not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

FINANCIAL POSITION

	December 31,
	2003	2002	2001	2000	1999
Cash, cash equivalents and
available-for-sale securities	$23,285	$6,921	$19,011	$11,417	$4,033
Working capital	19,804	6,672	18,011	10,266	3,161
Total assets	29,322	13,139	22,346	15,297	6,241
Long term debt	62	78	—	—	—
Deferred revenue	2,500	—	431	501	249
Accumulated deficit	(56,325)	(66,388)	(54,073)	(47,179)	(40,244)
Total shareholders’ equity	20,496	7,750	18,413	10,743	3,561

FINANCIAL RESULTS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Revenues	$15,526	$16,130	$11,274	$11,185	$6,457
Cost of sales	2,415	2,191	1,592	1,532	803

Gross profit	13,111	13,939	9,682	9,653	5,654
Operating expenses
Product development	10,805	8,713	7,046	8,380	6,147
Sales and marketing	16,361	12,776	5,730	5,259	3,198
General and administrative	4,773	4,106	3,224	2,894	1,818

Loss from operations	(18,828)	(11,656)	(6,318)	(6,880)	(5,509)
Other income, net	30,334	255	321	793	288

Net income (loss) before taxes	11,506	(11,401)	(5,997)	(6,087)	(5,221)
Income tax expense	509	—	—	—	—

Net income (loss)	10,997	(11,401)	(5,997)	(6,087)	(5,221)
Less: Preferred stock
Dividend	945	922	903	872	683

Net income (loss) applicable to
common shareholders	$10,052	$(12,323)	$(6,900)	$(6,959)	$(5,904)

Earnings (loss) per
Common share
Basic	$0.95	$(1.19)	$(0.80)	$(0.86)	$(0.90)
Diluted	$0.85	$(1.19)	$(0.80)	$(0.86)	$(0.90)
Weighted average
shares outstanding
Basic	10,613	10,350	8,597	8,135	6,588
Diluted	12,967	10,350	8,597	8,135	6,588

At December 31, 2003, the Company reclassified certain operating expenses to align the financial statements with the Company’s current management of its operations.  These expenses were reclassified from General and Administrative expenses to Product Development and Sales and Marketing expenses

In June 2003, the Company announced the disposition of Busulfex (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid (sacrosidase) oral solution to a specialty pharmaceutical company in May 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets. The Company recorded a gain of $30.3 million related to these transactions in the second quarter of 2003.

Remainder of page intentionally left blank

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company acquires, develops, and markets products of high medical value

Since its inception, the Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 2002 of $56.3 million. The accumulated deficit declined in 2003 as a result of the gain on the divestment of certain products. In addition, the Company expects to incur additional losses from operations in 2004.

Recent Developments

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an upfront payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which is expected to begin no earlier than 2005. The licensing agreement includes the use of Xyrem in narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome.

On June 10, 2003, the Company announced the disposition of Busulfex to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets.

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

Critical Accounting Policies

Revenue Recognition
Sales for all products, except Xyrem, are recognized at the time a product is shipped to the Company’s customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange only, from all domestic customers products that have reached their expiration date, which range from three to five years depending on the product. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. Management bases these reserves on historical experience and these estimates are subject to change.

Deferred revenue represents the initial payment received by the Company per the terms of the Company's license agreement with Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech). Upon expiration of refund conditions, this fee will be recognized ratably over the expected regulatory approval period. Future milestone payments are expected to be recognized as earned. See Note 5 to the financial statements for additional details regarding the Celltech transaction.

Accounts Receivable Allowance
The Company determines an allowance amount based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable. There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers’ financial conditions. Domestic receivables are due within 30 days of the invoice date. International receivables are generally due within 60 to 90 days of invoice date. Credit losses relating to customers have not been material since the Company’s inception.

Inventories
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. Inventory used in clinical trials is expensed at the time of production and included in the resereve until used.

Income Taxes
As part of the process of preparing its financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities.

The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2003, the Company recorded a $27.3 million valuation allowance related to its net deferred tax assets of $27.3 million. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirement for a valuation allowance.

Results Of Operations

At December 31, 2003, the Company reclassified certain operating expenses to align the financial statements with the Company’s current management of its operations.  These expenses were reclassified from General and Administrative expenses to Development and Sales and Marketing expenses.

Twelve Months Ended December 31, 2003 Vs. Twelve Months Ended December 31, 2002
In June 2003, the Company announced the disposition of Busulfex to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets. Total gain from the divestment of these products of $30.3 million is recorded as Gain on Divestment of Products.

Revenue decreased $0.6 million or 4% to $15.5 million for the year ended December 31, 2003 compared to $16.1 million the prior year. The decrease is the result of the product divestments completed in June 2003. The divested products contributed $3.6 million of revenue through the divestment date in 2003 compared to $8.5 million of revenue in fiscal 2002. Revenue from Xyrem was $3.9 million for the year ended December 31, 2003 compared to $0.3 million in fiscal 2002. The Company expects total revenue in fiscal 2004 to be in the $18.0 — $20.0 million range with Xyrem contributing $12.0 — $14.0 million.

Cost of sales increased $0.2 million or 10% to $2.4 million for the twelve months ended December 31, 2003 from $2.2 million for the twelve months ended December 31, 2002. The increase is primarily attributable to the change in product sales mix in 2003 as a result of the product divestments discussed earlier. The gross margin for 2003 was 84% compared to 86% the prior year. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped.

Product development expense increased $2.1 million or 24% to $10.8 million for the year ended December 31, 2003 compared to $8.7 million for the prior year. This increase is attributable to increased clinical trial activity in 2003 compared to the prior year. At December 31, 2003, the Company had two Phase III(b) trials underway to evaluate Xyrem as a treatment for excessive daytime sleepiness associated with narcolepsy. The Company had only one Phase III(b) trial underway in

2002. The Company expects product development expense in 2004 to increase from 2003. This increase will be attributable to the completion of the Phase III(b) trials, the initiation of a clinical trial evaluating Xyrem as a treatment for fibromyalgia, the ongoing Xyrem extended release formulation activities and the continued evaluation of Butamben as a treatment for chronic malignant pain.

Sales and marketing expense increased $3.6 million or 28% to $16.4 million from the $12.8 expense recorded in 2002. The primary reason for the increase is a full-year of expense associated with the commercialization of Xyrem. This increase was offset by certain expense savings associated with the divestment of products in 2003. Sales and marketing expense include the costs of the field sales force, marketing programs and marketing and sales administration costs. The Company expects sales and marketing expense to decline slightly in 2004 as a result of the elimination of expenses associated with the products that were divested in 2003.

General and administrative expense increased $0.7 million or 16% to $4.8 million for the year ended December 31, 2003 compared to $4.1 million the prior year. This increase is the result of increased staffing and other infrastructure expenses to support the Company’s growth. The Company expects general and administrative expenses in 2004 to be consistent with or slightly less than expense levels in 2003.

Interest income declined from the prior year as the rate of investment return on the Company’s excess cash declined from 2002.

The Company recorded minimum interest expense associated with its line of credit facility, its capital lease and the amortization of warrants issued in connection with the line of credit facility entered into in March 2003. The amortization of warrants is over the term of the credit facility or one year.

The Company has a history of pre-tax losses and had not generated taxable income since inception until 2003. While the Company had pre-tax income in 2003, the Company utilized a portion of its net operating loss carryforward and therefore, only recorded income tax expense for the alternative minimum taxes that were owed.

As of December 31, 2003, the Company has $35.9 million of net operating loss carryforwards available to offset future taxable income which begin to expire in 2010. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

The Company has established a valuation allowance against the entire amount of its deferred tax asset because it has not been able to conclude that it is more likely than not that it will be able to realize the deferred tax asset, due primarily to its history of operating losses.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $0.9 million for the twelve months ended December 31, 2003 and 2002. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. Prior to February 2001, the Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. Subsequent to February 2001, the Company intends to continue to satisfy its future dividend payment obligations by the issuance of unregistered common shares of stock for the Senior Convertible Preferred Stock and additional preferred stock for the Series B Convertible Preferred Stock, which will cause preferred stock dividends to increase in subsequent quarters.

Net income applicable to common shareholders was $10.1 million for the twelve months ended December 31, 2003 compared to a net loss of $12.3 million for the twelve months ended December 31, 2002. Basic and diluted income per share for the year ended December 31, 2003 were $0.95 and $0.85. Basic and diluted loss per common share for the year ended December 31, 2002 was $1.19. The loss for 2003 excluding the gain on the divested products was $19.7 million and a net loss per share of $1.86.

Twelve Months Ended December 31, 2002 Vs. Twelve Months Ended December 31, 2001
Revenues increased to $16.1 million for the twelve months ended December 31, 2002 from $11.3 million for the twelve months ended December 31, 2001, an increase of $4.8 million or 43%. Sales of both Antizol and Busulfex exceeded revenue expectations in 2002. Antizol performed very well throughout 2002. Sales of the antidote experienced 34%

growth as compared to the prior year and Antizol is being stocked in over one-third of all hospitals with emergency departments. Antizol is established as the standard of care for confirmed or suspected ethylene glycol and methanol poisonings. Use of Busulfex in preparative regimens for bone marrow transplantation also continued to realize significant growth in the United States, Canada and other countries. Busulfex continued to advance into new research areas in place of oral busulfan or total body irradiation, and achieved an approximate 55 percent market share of the transplants that include a busulfan-based regimen. The sales of Cystadane, Sucraid Antizol-Vet and Elliotts B met the Company’s expectations in 2002.

Cost of sales increased to $2.2 million for the twelve months ended December 31, 2002 from $1.6 million for the twelve months ended December 31, 2001, an increase of $0.6 million or 38%. The increase is primarily attributable to the increase in sales in 2002. The gross margins for both 2002 and 2001 were 86%.

Product development expense increased to $8.7 million for the twelve months ended December 31, 2002 from $7.0 million for the twelve months ended December 31, 2001, an increase of $1.7 million or 24%. The increase is the result of increased activity in ongoing trials for Xyrem and other development activities related to Xyrem and other products. The two Phase III(b) trials for Xyrem, now underway, will increase research and development spending in subsequent quarters, as will additional trials and data updates requested by the FDA.

Sales and marketing expense increased to $12.8 million for the twelve months ended December 31, 2002 from $5.7 million for the twelve months ended December 31, 2001, an increase of $7.1 million or 125%. This increase is largely attributable to activities for Xyrem, including the development of marketing materials, the recruitment and training of a dedicated specialty sales force, the implementation of the specialty distribution system and the ongoing activities associated with initial introduction of a new product.

General and administrative expense increased to $4.1 million for the twelve months ended December 31, 2002 from $3.2 million for the twelve months ended December 31, 2001, an increase of $0.9 million or 28%. The increase in general and administrative expenses is related to building infrastructure for the launch and subsequent support of Xyrem.

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

Net loss applicable to common shareholders was $12.3 million for the twelve months ended December 31, 2002 compared to a net loss of $6.9 million for the twelve months ended December 31, 2001. Basic and diluted loss per common share for these respective periods were $1.19 and $0.80, based on weighted average number of common shares outstanding of 10,350,000 and 8,597,000, respectively.

Liquidity and Capital Resources

Since July 2, 1994, the effective date the Company was spun-off from Chronimed Inc., it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $60.5 million. In addition the Company raised approximately $30.3 million net proceeds from the divestment of three products in June 2003.

Net working capital (current assets less current liabilities) increased to $19.8 million at December 31, 2003 from $6.7 million at December 31, 2002. Cash and cash equivalents increased to $23.3 million at December 31, 2003 from $6.9 million at December 31, 2002. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

In June 2003 the Company completed the divestment of three of its products for gross proceeds of $30.8 million. These divestments were completed to focus the Company's resources on Xyrem in the treatment of certain symptoms of narcolepsy and the conduct of certain clinical trials assessing the effectiveness of Xyrem in treating additional symptoms of narcolepsy.

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem (sodium oxybate) oral solution to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an upfront payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which is expected to begin no earlier than 2005. The ten-year licensing agreement includes the use of Xyrom in narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome.

The Company's operations continued to use more capital than generated in 2003. This is expected to continue through at least 2004.

The Company entered into a new line of credit facility with a commercial bank on March 28, 2003. The facility was amended in June 2003 as part of the product divestments in June. The line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $2.5 million as amended in June 2003. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts and maximum monthly net losses. At December 31, 2003, there was $1.8 million available under this facility.

The Company’s commitments for outside development spending increased to approximately $9.0 million at December 31, 2003 from $5.7 million at December 31, 2002. These commitments are generally for less than one year. The increase is principally attributable to the clinical trials for Xyrem development activities, including both the current Phase III(b) trials and the Fibromyalgia trial, which is expected to begin patient enrollment in the second quarter of 2004. The Company expects development spending to increase as the two Xyrem Phase III(b) clinical trials progress and post approval surveillance studies are completed. In addition, the Company continues to look at new product opportunities and any new initiatives will increase development spending. Due to the dependence of this estimate on the results of the studies and other variable components, the actual result of this estimate may be different.

The Company has future contractual commitments for the following cash obligations in thousands:

	Total	Less than one year	1-3 Years	4-5 Years	After 5 Years

Capital lease
obligations	$96	$24	$48	$24	—

Operating lease
obligations (1)	839	510	329	—	—

Outside Development
Spending	9,046	9,046	—	—	—

Total contractual
cash obligations	$9,981	$9,580	$377	$24	—

(1) These amounts include facilities, office equipment, and automobiles for the Company’s field sales force.

The Company expects that sales and marketing spending will decrease compared to 2003 spending levels. Management believes that existing cash, expected milestone payments from the CellTech agreement and operating cash flows from product sales will be sufficient to fund its operations at least through December 31, 2004.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company’s case include either: (1) minimum net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met both requirements at December 31, 2003. Although the Company does not expect to be profitable in 2004, the Company nevertheless expects to continue to meet the requirements for listing on the NASDAQ National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the requirements through the year 2004 and thereafter.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. The most important of the restrictions are: (1) the Company cannot incur additional indebtedness, except for indebtedness secured solely by the Company’s trade receivables, until it has profitable operations, subject to certain limitations and (2) the Company cannot, without the approval of a majority of the preferred stockholders, issue additional equity securities unless the selling price per share exceeds the then conversion price of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. The present conversion price is $8.14 for the Senior Convertible Preferred Stock and $6.50 for the Series B Convertible Preferred Stock. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

Off-Balance Sheet Arrangements
We do not participate in transactions or have relationships or other arrangement with an unconsolidated entity, which include special purpose and similar entities or other off-balance sheet arrangements.

Recent Accounting Pronouncements
In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, and in December 2003, issued a revision to FIN 46 (FIN 46R). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 will not have a material effect on our results of operations, cash flows or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations, cash flows or financial position.

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

We have been unprofitable, with the exception of 2003 due to the divestment of three products, since our inception in January 1993. We expect operating losses at least through 2004 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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
  governmental approvals, refusals to approve, regulations or actions;
  developments or disputes relating to patents or proprietary rights;
  public concern over the safety of therapies;
  financial performance;
  fluctuations in financial performance from period to period; and
  small float or number of shares of our stock available for sale and trade.

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

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq’s requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both criteria as of December 31, 2003, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

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

Even if the FDA approves an NDA for a drug with orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA for that drug. Thus, a doctor could prescribe another company’s drug for indications for which our product has received FDA approval and orphan drug status. Significant “off label” use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of any of our products that have received orphan drug status and NDA approval by FDA.

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

Europe
An orphan drug act was enacted in Europe that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 in the population. Our European partners have obtained orphan drug designation for Cystadane in Europe. The Company has obtained orphan drug designation for Xyrem and Antizol, for use in methanol poisonings, in Europe. European orphan drug designation of Antizol was withdrawn by the Company in 2003. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in Europe or that another company will not obtain an approval that would block us from marketing our product in Europe.

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

Four of our currently marketed products have been approved for marketing by regulatory authorities in the United States and elsewhere. We cannot assure you that any of our products will be commercially successful or achieve the expected financial results. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures or generic competition. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate product sales of an acceptable level. We have discontinued the development of eleven products from our portfolio since inception.

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

We engage only in limited research to identify new pharmaceutical compounds. To build our product portfolio, we have adopted a license and acquisition strategy. This strategy for growth requires us to identify and acquire pharmaceutical products targeted at niche markets within selected therapeutic market segments. These products usually require further development and approval by regulatory bodies before they can be marketed. We cannot assure you that any such products can be successfully acquired, developed, approved or marketed. We must rely upon the willingness of others to sell or license pharmaceutical product opportunities to us. Other companies, including those with substantially greater resources, compete with us to acquire such products. We cannot assure you that we will be able to acquire rights to additional products on acceptable terms, if at all. Our failure to acquire or license any new pharmaceutical products, or our failure to promote and market any products successfully within an existing therapeutic area, could have a material adverse effect on our business and our prospects.

We have contractual development rights to certain compounds through various license agreements. Generally, the licensor can unilaterally terminate these agreements for several reasons, including, but not limited to the following reasons:

  for cause if we breach the contract;
  if we become insolvent or bankrupt;
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

We do not have and do not currently intend to establish any internal product testing, synthesis of bulk drug substance, or manufacturing capability for drug product. Accordingly, we depend on others to supply and manufacture the components incorporated into all of our finished drug products. The inability to contract for these purposes on acceptable terms could adversely affect our ability to develop and market our products. Failure by parties with whom we contract to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise adversely affect our business and our prospects. The loss of a supply or manufacturing contractor could materially adversely affect our business and our prospects.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on a single supplier for the supply of bulk drug substance used in Antizol and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance. We depend substantially on a different supplier for the supply of bulk drug substance used in Xyrem, which is expected to account for approximately 65% of our revenue in 2004. If we were to lose this company as a supplier, we would be required to identify a new supplier. We also cannot assure you that our bulk drug supply arrangements with our current suppliers, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We depend substantially on a single supplier for drug product manufacturing of Antizol, Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer; We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change or that the manufacturing services will continue to be available on terms satisfactory to us. Any change in our manufacturing agreements could adversely affect production of Antizol, Antizol-Vet or Xyrem, or any other drug that we might attempt to develop or market, which could have a material adverse effect on our business and prospects.

We cannot control our contractors’ compliance with applicable regulations.

The FDA defines and regulates good manufacturing practices to which bulk drug suppliers and drug product manufacturers are subject. The Drug Enforcement Agency (DEA) defines and regulates the handling and reporting requirements for certain drugs which have abuse potential, known as “scheduled drugs.” Foreign regulatory authorities prescribe similar rules and regulations. Our supply and manufacturing contractors must comply with these regulatory requirements. Failure by our contractors to comply with FDA or DEA requirements or applicable foreign requirements could result in significant time delays or in our inability to commercialize or continue to market a product. Either result could have a material adverse effect on our business and prospects. Failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, or potential criminal and civil liability for Orphan Medical, our officers, or our employees. We cannot assure you that we will be able to maintain relationships either domestically or abroad with contractors whose facilities and procedures comply or will continue to comply with FDA or DEA requirements or applicable foreign requirements.

We depend upon others for distribution.

We have an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review process, and distribution is strictly controlled. The specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the FDA, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed.

We have an agreement with a distribution contractor to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. This contractor also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products. The contractor currently distributes Antizol, Antizol-Vet and Cystadane. The contractor may also distribute future products should those products receive marketing clearance from the FDA. We are substantially dependent on this contractor’s ability to successfully distribute these products and other potential products.

We cannot assure you that our distribution arrangements with these entities or other companies would be available, or continue to be available to us on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor would have a material adverse effect on our business and prospects.

We rely on foreign marketing alliances and have no assurance of foreign licensees.

Our strategy to sell our products in foreign markets is to license foreign marketing and distribution rights to a foreign company after a new drug application is submitted or approved in the United States. We consider Europe, Asia, and Canada our most attractive foreign markets. Our current foreign arrangements are:

  Europe. We have licensed the marketing and distribution rights for Xyrem and Cystadane in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to “named patient” or “emergency use” basis until full regulatory approval is obtained. Antizol has been approved for use in the United Kingdom but is limited to “named patient” basis in other parts of Europe. This distribution of the Company’s products is expected to result in a limited contribution to the Company’s revenues.

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

The pharmaceutical industry and the investment community place considerable importance and value on obtaining patent, proprietary, and trade secret protection for new technologies, products and processes. The patent position of pharmaceutical firms is often highly uncertain and generally involves complex legal, technical and factual questions. Our success depends on several issues, including, but not limited to our ability:

  to obtain, and enforce proprietary protection for our products under United States and foreign patent laws and other intellectual property laws;
  to preserve the confidentiality of our trade secrets; and
  to operate without infringing the proprietary rights of third parties.

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

We believe that the active ingredients or compounds in our FDA-approved products, Cystadane, Antizol, Antizol-Vet, and Xyrem, are in the public domain and presently are not subject to patent protection in the United States. However, we have a patent with respect to our formulation of Xyrem oral solution. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure
We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made with average maturities matching the liquidity needs of the Company. These types of investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments and relatively short effective maturities of the debt instruments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.

Foreign Currency Exposure
Most of our revenue, expenses and capital spending are transacted in U.S. dollars. Our foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Currently, all material transactions are denominated in U.S. dollars, and we have not entered into any material transactions that are denominated in foreign currencies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements of the Company as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 begin on page F-1 of this Annual Report.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the company's internal control over financial reporting during the fourth quarter of 2003.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors of the Registrant.
The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s Annual Meeting of Shareholders to be held on June 15, 2004 (the “Proxy Statement”).

(b)   Executive Officers of the Registrant.
Information concerning Executive Officers of the Company is included in this Annual Report in Item 4A under the caption “Executive Officers of the Registrant”.

(c)   Identification of the Audit Committee; Audit Committee Financial Expert.
The information required in this item is incorporated by reference from the information under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement.

(d)    Compliance with 16(a) of the Securities Exchange Act of 1934.
The information required by this item is incorporated by reference from the information under the caption “Section 16(a) Reporting” contained in the Proxy Statement.

(e)    Code of Ethics.
The information required by this item is incorporated by reference from the information under the caption "Ethics Policy" contained in the proxy statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Stock Ownership” contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption “Certain Transactions” contained in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this item is incorporated by reference from the information under the caption “Audit Fees” in the Company’s Proxy Statement.

PART IV

ITEM 15.   FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).   Financial Statements

Description	Page Number In This Annual Report
Audited Financial Statements:
Report of Independent Auditors	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Changes in Shareholders’ Equity	F-5
Notes to Financial Statements	F-6 to F-18

(a)(2).   Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 15(a)(1) above. Financial statement schedules not included in the Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statements or Notes thereto.

Description	Page Number In This Annual Report
Schedule II — Valuation and Qualifying Accounts: Years Ended December 31, 2003, 2002 and 2001	F-19

(a)(3).   Listing of Exhibits

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of Orphan Medical, Inc. (“OMI”)	(1)
3.1.1	Certificate of Designation for Senior Convertible Preferred Stock	(11)
3.1.2	Certificate of Designation for Series B, C and D Preferred Stock	(15)
3.2	Bylaws of OMI, as amended	(1)
4.1	OMI 1994 Stock Option Plan	(1)
4.2	OMI Employee Incentive Stock Option Agreement	(1)
4.3	OMI Non-Incentive Stock Option Agreement	(1)
4.4	OMI Non-Incentive Stock Option Agreement for Non-Employee Directors	(1)
10.1	Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.2	Transfer Agreement between OMI and Chronimed effective July 1, 1994	(1)
10.3	Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.4	Administrative Services Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.5	Security Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.6	Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for Innovative Technology dated September 17, 1993	(1)
10.7	Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas System and the University of Houston effective February 14, 1994	(1)
10.8	Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated December 29, 1993	(1)
10.9	Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment Group, Inc. dated December 17, 1993	(1)
10.10	License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer dated March 2, 1994	(1)
10.11.1	Employment Agreement between OMI and John Howell Bullion dated October 29, 1999	(16)

Exhibit Number	Description	Method of Filing
10.11	Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994	(1)
10.12	Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between OMI and Richard Breuer dated September 30, 1994	(2)
10.13	Assumption Agreement and Consent to Assignment regarding Aminocaproic Acid between OMI and Virginia's Center for Innovative Technology dated September 30, 1994	(2)
10.14	Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and Mericon Investment Group, Inc. dated October 5, 1994	(2)
10.15	License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon Investment Group, Inc. dated July 6, 1993	(2)
10.16	License Agreement regarding Glucaric Acid between OMI and Ohio State University Research Foundation dated December 28, 1994	(2)
10.17	Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI and Lifecore Biomedical, Inc. dated December 21, 1994	(2)
10.18	Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994	(2)
10.19	Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University of Texas System and the University of Houston dated October 18, 1994	(2)
10.20	License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994	(2)
10.21	License Agreement regarding Sucrase between OMI and Hartford Hospital dated December 30, 1994	(2)
10.22	Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February 6, 1995	(2)
10.24	Consulting Agreement between OMI and William B. Adams dated November 15, 1994	(3)
10.27	Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated October 17, 1994	(2)
10.29	Agreement between OMI and David A. Feste effective July 1, 1995	(4)
10.30	Development and License Agreement regarding Choline Chloride between OMI and Alan Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995	(4)
10.31	Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard Breuer dated May 12, 1995	(4)
10.32	Addendum to Administrative Services Agreement between OMI and Chronimed dated August 2, 1995	(4)
10.33	Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for Innovative Technology dated September 17, 1993	(5)
10.34	Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated July 2, 1994	(5)
10.35	Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994	(5)
10.36	IRS tax qualification letter dated January 10, 1996 regarding the favorable determination of the tax status of the OMI 401(k) Savings Plan	(5)
10.37	Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman Laboratories, Inc. dated March 4, 1996	(5)
10.38	Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and Distribution Agreement dated July 2, 1996	(6)
10.40	Cystadane Agreement between the OMI and Chronimed dated October 11, 1996	(7)
10.41	License Agreement regarding alpha galactosidase A between OMI and Research Corporation Technologies, Inc. Dated March 15, 1996	(8)
10.42	License Agreement regarding 5-fluorouracil between OMI and the University of Miami and its Department of Opthalmology dated December 6, 1996	(8)

Exhibit Number	Description	Method of Filing
10.43	Collaborative Development Agreement regarding Clonidine between OMI and Medtronic, Inc. dated November 27, 1996	(8)
10.44	Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996	(8)
10.45	Distribution Services Agreement between OMI and Cardinal Health dated June 1, 1997	(9)
10.46	Termination Agreement between OMI and Chronimed dated as of June 27, 1997.	(10)
10.47	Loan Agreement and Security Agreement between OMI and Riverside Bank dated May 15, 1998.	(11)
10.48	Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.	(11)
10.49	Supplement to Termination Agreement between OMI and Chronimed dated December 7, 1998.	(12)
10.50	Supplement II to Termination Agreement between OMI and Chronimed dated February 9, 1999.	(13)
10.51	Purchase Agreement between OMI and UTECH, LLC dated December 30, 1998 regarding the sale and assignment to UTECH LLC of license rights to Colloidal Bismuth Subcitrate.	(14)
10.52	Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.	(14)
10.53	Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust, Caduceus Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.	(16)
10.54	Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND	(16)
10.55	Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999	(15)
10.56	Promissory Note between OMI and UBS Capital II LLC dated August 2, 1999	(15)
10.57	Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting Preferred Stock	(15)
10.58	Warrant to purchase shares Series D Non-Voting Preferred Stock	(15)
10.59	Form of Change in Control Agreement to be entered into between the OMI and Certain Executives	(16)
10.60	License agreement for Xyrem between Orphan Medical, Inc and Celltech Pharmaceuticals plc dated October 30, 2003	(17)
23.1	Consent of Ernst & Young LLP	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(2)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 0-24760.
(3)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended December 30, 1994, Commission File No. 0-24760.
(4)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Annual Report on Form 10-K filed for the year ended June 30, 1995, Commission File No. 0-24760.
(5)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 0-24760.
(6)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-24760.
(7)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-24760.

(8)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Annual Report on Form 10-K filed for the year ended December 31, 1996, Commission File No. 0-24760.
(9)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-24760.
(10)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Annual Report on Form 10-K filed for the year ended December 31, 1997, Commission File No. 0-24760.
(11)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
(12)	Incorporated by reference to the similarly described exhibit included with OMI’s Current Report on Form 8-K dated December 7, 1998, Commission File No. 0-24760.
(13)	Incorporated by reference to the similarly described exhibit included with OMI’s Current Report on Form 8-K dated February 9, 1999, Commission File No. 0-24760.
(14)	Incorporated by reference to the similarly described exhibit included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
(15)	Incorporated by reference to the similarly described exhibit included with OMI’s Current Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(16)	Incorporated by reference to the similarly described exhibit included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(17)

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80 (b)(4) and 230.406.

(b).   Reports on Form 8-K
Current Report on Form 8-K filed October 23, 2003 under Item 12, “Disclosure of Results of Operations and Financial Condition”reporting 2003 Third Quarter results and financial condition.

Current Report on Form 8-K filed October 31, 2003 under Item 5, “Other Events” reporting a licensing agreement with Celltech plc.

Current Report on Form 8-K filed February 20, 2004 under Item 12, “Disclosure of Results of Operations and Financial Condition”reporting 2003 Fourth Quarter and annual results and financial condition.

(c).   Exhibits
See Item 15(a)(3) above.

(d).   Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 15th day of March, 2004.

ORPHAN MEDICAL, INC.
By:	/s/ John Howell Bullion

John Howell Bullion Chief Executive Officer
/s/ Timothy G. McGrath

Timothy G. McGrath Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2004.

SIGNATURE	TITLE

/s/ John Howell Bullion	Chief Executive Officer (Principal Executive Officer)
and a Director
John Howell Bullion

*	Director

Michael Greene

*	Director

Julius A. Vida

*	Director

Farah Champsi

*	Director

William M. Wardel Ph.D., M.D.

*	Director

Thomas King

By:	/s/ John Howell Bullion

John Howell Bullion, Attorney-In-Fact
  John Howell Bullion, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a “*”, by signing his name hereto, does hereby sign and execute this Annual Report on behalf of each of the officers and directors in the capacities in which the name of each appears above.

Report of Independent Auditors

Board of Directors and Shareholders
Orphan Medical, Inc.

We have audited the accompanying balance sheets of Orphan Medical, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota February 6, 2004	Ernst & Young LLP

Orphan Medical, Inc.
Balance Sheets
(In thousands except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$23,285	$6,921
Restricted cash	128	251
Accounts receivable, less allowance for doubtful
accounts of $112 and $25, respectively	2,552	2,215
Inventories	1,696	2,020
Prepaid expenses and other	907	576

Total current assets	28,568	11,983
Office equipment and software:
Property and equipment	2,136	2,097
Accumulated depreciation	(1,382)	(941)

	754	1,156

Total assets	$29,322	$13,139

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,923	$1,380
Accrued royalties	141	235
Accrued compensation	881	1,795
Deferred revenue	2,500	—
Accrued expenses	2,319	1,901

Total current liabilities	8,764	5,311
Capital lease obligation-less current maturities	62	78
Commitments
Shareholders’ equity:
Senior Convertible Preferred Stock, $.01 par value;
14,400 shares authorized 8,706 shares issued and
outstanding	—	—
Series B Convertible Preferred Stock, $.01 par value;
5,000 shares authorized; 3,957 and 3,677 shares
issued and outstanding	—	—
Series C Convertible Preferred Stock, $.01 par value;
4,000 shares authorized; 0 shares issued and
outstanding	—	—
Series D Convertible Preferred Stock, $.01 par value;
1,500,000 shares authorized; 0 shares issued and
outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares
authorized; 10,747,656 and 10,460,283 issued and
outstanding	107	105
Additional paid-in capital	76,714	74,033
Accumulated deficit	(56,325)	(66,388)

Total shareholders’ equity	20,496	7,750

Total liabilities and shareholders’ equity	$29,322	$13,139

See accompanying notes.

Orphan Medical, Inc.
Statements of Operations
(In thousands except share and per share data)

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Revenues	$15,526	$16,130	$11,274
Cost of sales	2,415	2,191	1,592

Gross profit	13,111	13,939	9,682
Operating expenses:
Product development	10,805	8,713	7,046
Sales and marketing	16,361	12,776	5,730
General and administrative	4,773	4,106	3,224

Total operating expenses	31,939	25,595	16,000

Loss from operations	(18,828)	(11,656)	(6,318)
Gain on divestment of products	30,267	—	—
Other income, net	51	—	—
Interest income	135	263	363
Interest expense	(119)	(8)	(42)

Net income (loss) before taxes	11,506	(11,401)	(5,997)
Income tax expense	(509	—	—

Net income (loss)	10,997	(11,401)	(5,997)
Less: Preferred stock dividends	945	922	903

Net income (loss) applicable to common
shareholders	$10,052	$(12,323)	$(6,900)

Income (loss) per common share applicable
to common shareholders
Basic	$0.95	$(1.19)	$(0.80)
Diluted	$0.85	$(1.19)	$(0.80)
Weighted average number of
shares outstanding
Basic	10,612,965	10,349,679	8,597,331
Diluted	12,966,954	10,349,679	8,597,331

See accompanying notes.

Orphan Medical, Inc.
Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Operating activities
Net income (loss)	$10,997	$(11,401)	$(5,997)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on divestment of products	(30,267)	—	—
Depreciation	441	268	169
Amortization of warrants	65	—	—
Compensatory options	—	—	240
Issuance of Common stock for charitable contribution	115	—	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(668)	(1,082)	104
Inventories	324	(778)	361
Accounts payable and accrued expenses	952	228	(607)
Deferred revenue	2,500	1,117	4

Net cash used in operating activities	(15,541)	(11,648)	(5,726)
Investing activities
Purchase of office equipment and software	(39)	(947)	(88)
Decrease (increase) in restricted cash	123	(251)	—
Net proceeds from divestment of products	30,267	—	—
Maturities of short term investments	—	—	10,314

Net cash provided by (used in) investing activities	30,351	(1,198)	10,226
Financing activities
Proceeds from common stock offering	—	(8)	12,994
Proceeds from
Employee Stock Purchase Plan	48	61	134
Proceeds from stock option and warrants	1,522	704	268
Principal payments on capital lease	(15)	—	—
Preferred stock dividend	(1)	(1)	—

Net cash provided by financing activities	1,554	756	13,396

Increase(decrease) in cash and cash equivalents	16,364	(12,090)	17,896
Cash and cash equivalents at the beginning of year	6,921	19,011	1,115

Cash and cash equivalents at the end of year	$23,285	$6,921	$19,011

Schedule of non-cash investing and financing activities
Issuance of preferred stock dividends	$933	$912	$896
Capital lease for equipment	—	93	—
Supplemental disclosures of cash flow information
Income taxes paid	410	—	—
Interest paid	53	8	42

See accompanying notes.

Orphan Medical, Inc.
Statement of Changes in Shareholders’ Equity
(In thousands except share data)

	Preferred Stock			Common Stock
	Shares	Amount		Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2000	11,880	$		8,442,759	$84	$57,850	$(47,179)	$(12)	$10,743
Net proceeds from
private offering
of Common Stock	—		—	1,706,999	17	12,977	—	—	12,994
Options and warrants exercised	—		—	41,700	1	267	—	—	268
Proceeds from Employee
Stock Purchase Plan	—		—	19,210	—	134	—	—	134
Compensatory options	—		—	—	—	240	—	—	240
Preferred stock dividends	243			53,293	1	897	(896)	—	—
Comprehensive loss:
Net loss	—		—	—	—	—	(5,997)	—	(5,997)
Unrealized loss on
available-for-sale
securities	—		—	—	—	—	—	12	12

Subtotal – comprehensive
loss									(5,985)

Balance at December 31, 2001	12,123			10,263,961	103	72,364	(54,073)	—	18,394
Offering costs from December
2001 private offering	—		—	—	—	(8)	—	—	(8)
Options and warrants exercised	—		—	125,950	1	703	—	—	704
Proceeds from Employee
Stock Purchase Plan	—		—	8,338	—	62	—	—	62
Preferred stock dividends	260			62,034	1	912	(914)	1	(2)
Net loss	—		—	—	—	—	(11,401)	—	(11,401)

Balance at December 31, 2002	12,383			10,460,283	104	74,034	(66,388)	—	7,750
Options and warrants exercised	—		—	205,278	2	1,520	—	—	1,522
Proceeds from Employee
Stock Purchase Plan	—		—	6,282	—	48	—	—	48
Preferred stock dividends	280			65,813	—	933	(934)	—	(1)
Issuance of common stock for charitable contribution				10,000		115			115
Warrants issued
with line of credit						65			65
Net income							10,997		10,997

Balance at December 31, 2003	12,663		$—	10,747,656	$107	$76,714	$(56,325)	$—	$20,496

See accompanying notes.

Orphan Medical, Inc.
Notes to Financial Statements
December 31, 2003
(Dollars in thousands)

1.   Business Activity
Orphan Medical, Inc. (the “Company”) acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous system (CNS) disorders that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA). Three of these products have been divested, and the Company is now focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significant and debilitating symptom of narcolepsy. The Company is conducting clinical trials to assess Xyrem in treating excessive daytime sleepiness and fragmented nighttime sleep, the other prominent symptoms of narcolepsy. A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain. The Company is seeking other approved or development-stage products in the specialty CNS areas it serves.

2.   Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company also markets Antizol® (fomepizole) Injection, as a treatment suspected or confirmed ethylene glycol or methanol poisonings and Cystadane® (betraine anhydrous for oral solution) for the treatment of homocystimuria, an inherited metabolic disease.

Revenue Recognition Sales for all products, except Xyrem® (sodium oxybate) oral solution, are recognized at the time a product is shipped to the Company’s customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange only, from all domestic customers’ products that have reached their expiration date, which range from three to five years depending on the product. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. Management bases this reserve on historical experience and these estimates are subject to change.

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement with Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech). Upon expiration of refund conditions, this fee will be recognized ratably over the expected regulatory approval period. Future milestone payments are expected to be recognized as earned. See Note 5 for additional details regarding the Celltech transaction.

Cost of Sales
Cost of sales includes primarily third-party manufacturing and distribution costs and royalties due to third parties on sales. The Company makes royalty payments of 7% on one of its products and 1% on a second product. Royalty expense for prior years included royalty expenses for two products that were divested in 2003. Royalty expense was $663, $854, and $614 for the years ended December 31, 2003, 2002 and 2001 respectively.

Research and Product Development Costs
All research and development costs are charged to operations as incurred. Research and development costs consist principally of preclinical and clinical testing costs, certain salary and related expenses, bulk drug and drug product costs incurred in support of clinical testing and for validation lots required by the FDA, toxicology studies and various technical consulting costs.

Cash Equivalents and Available-for-Sale Securities
The Company considers all highly liquid investments with remaining maturities of 90 days or less when purchased to be cash equivalents. The Company considers all highly liquid investments with remaining maturities of more than 90 days when purchased to be available-for-sale securities. Cash equivalents are carried at cost plus accrued interest, which approximates market value. There were no available-for-sale securities at December 31, 2003 and 2002.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(Dollars in thousands)

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

There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers’ financial condition. Domestic receivables are due within 30 days of the invoice date. International receivables are generally due within 60 to 90 days of invoice date. Credit losses relating to customers have not been material since the Company’s inception.

Inventories
Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. Inventory used in clinical trials is expensed at the time of production and included in the reserve until used. The reserve at December 31, 2003 and 2002 was $290 and $142, respectively.

	December 31,
	2003	2002
Raw materials and packaging	$690	$1,023
Finished goods	1,006	997

	$1,696	$2,020

Office Equipment and Software
The Company has contractual arrangements with third parties for the manufacture of its products and does not currently have material investment in manufacturing or packaging equipment. Office equipment and software are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives of three to seven years.

Long-Lived Assets
The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Recent Accounting Pronouncements
In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entitites,” and in December 2003, issued a revision to FIN 46 (FIN 46R). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 will not have a material effect on our results of operations, cash flows or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations, cash flows or financial position.

Stock-Based Compensation
At December 31, 2003 the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost is reflected in the net income (loss) in 2003 and 2002, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant. In 2001 the Company modified the terms of options granted to an employee. As a result the Company recognized compensation expense of $240. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(Dollars in thousands)

2.   Summary of Significant Accounting Policies (continued)

	2003	Year Ended December 31, 2002	2001
Net income (loss) as reported	$10,052	$(12,323)	$(6,900)
Add stock-based employee compensation
included in net loss	—	—	240
Deduct total stock-based employee
compensation expense determined under
fair value-based method for all awards	(2,375)	(1,976)	(1,273)

Pro forma net income (loss)	$7,677	(14,299)	(7,933)

Income (loss) per share – as reported
Basic	$0.95	$(1.19)	$(0.80)

Diluted	$0.85	$(1.19)	$(0.80)

Income (loss) per share – as proforma
Basic	$0.72	$(1.38)	$(0.92)

Diluted	$0.70	$(1.38)	$(0.92)

Income Taxes
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassifications
At December 31, 2003, the Company reclassified certain operating expenses to align the financial statements with the Company’s current management of its operations.  These expenses were reclassified from General and Administrative expenses to Development and Sales and Marketing expenses. Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no impact on net loss or shareholders’ equity as previously reported.

3.   Income (Loss) per Share
Income (loss) per share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and warrants is measured using the treasury stock method. The dilutive effect of both series of outstanding convertible preferred stock is computed using the “if-converted” method. Common stock equivalents are not included in periods where there is a loss, as they are antidilutive and therefore basic and diluted loss per share are the same in the loss periods. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

	Year ended December 31,
	2003	2002	2001
Numerator
Numerator for basic income (loss) per share –
income available to common shareholders	$10,052	$(12,323)	$(6,900)
Add back to effect assumed conversions:
Preferred stock dividends	945	—	—

Numerator for diluted income (loss) per share	$10,997	$(12,323)	$(6,900)

Denominator
Denominator for basic income (loss) per share –
weighted average shares	10,612,965	10,349,679	8,597,331
Effect of dilutive securities:
Convertible preferred shares	1,663,867	431,456	258,667
Stock options	431	—	—
Warrants	259	—	—

Denominator for diluted income (loss) per share –
weighted average shares and assumed conversions	12,966,954	10,349,679	8,597,331

Basic income (loss) per share	$0.95	$(1.19)	$(0.80)

Diluted income (loss) per share	$0.85	$(1.19)	$(0.80)

Employee stock options of 719,858, 1,9997,478 and 1,526,978 have been excluded from the diluted income (loss) per share calculations for 2003, 2002 and 2001 respectively because the effect would be antidilutive. All warrants were included in the diluted income per share calculation for 2003. Warrants of 602,738 have been excluded from the diluted loss per share calculation for 2002 and 2001 because the effect would be antidilutive. All outstanding convertible preferred stock was included in the income per share calculation for 2003. All outstanding convertible preferred stock was excluded from the loss per share calculations for 2002 and 2001 because the effect would be antidilutive.

4.   Divestment of products
On June 10, 2003, the Company announced the disposition of Busulfex(R) (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid(R) (sacrosidase) oral solution to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution(R) to another company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem(R) (sodium oxybate) oral solution and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets. The gain from these transactions, $30.3 million, is reflected in the Statement of Operations.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(dollars in thousands)

5.   Product License
In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem® (sodium oxybate) oral solution to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the ten-year agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an initial payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which are expected to begin no earlier than 2005. The licensing agreement includes the use of Xyrem in the treatment of certain indications of narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome.

6.   Leases
The Company has a non-cancelable operating lease for office space that expires on October 31, 2006. The Company also has operating leases for certain office equipment expiring at various times through August 2005. The Company also leases vehicles for the Company’s sales force. The term of this lease runs through October 2005. The number of vehicles leased may increase as the sales force expands. The vehicle lease requires the Company to maintain $128 in an account securing a letter of credit. This cash has been disclosed as restricted in the balance sheet. In December 2002, the Company entered into a capital lease for phone equipment that expires in December 2007. The lease contains a bargain purchase option. Amortization expense for the equipment under the capital lease is included in depreciation expense.

Future minimum lease payments, including current real estate taxes and operating expenses under the facility lease, the auto lease, and the equipment leases are as follows:

	Capital Lease	Operating Lease
2004	$24	$510
2005	24	278
2006	24	51
2007	24	—

Minimum lease payments	96	$839

Amounts representing interest	(18)

Present value of net minimum
lease payments	78
Less current maturities	(16)
	$62

Total rent expense was approximately $657, $476, and $303 for the years ended December 31, 2003, 2002, and 2001, respectively.

7.   Borrowings
The Company entered into a line of credit facility with a commercial bank on March 28, 2003. The new line of credit facility has a term of one-year and includes a borrowing base equal to 75 percent of eligible accounts receivable up to a maximum amount of $2.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%. The Company is also subject to certain other requirements during the term of the facility if borrowings are outstanding, including (a) minimum quarterly net tangible equity of $6.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $2.7 million. The Company’s borrowing capacity at December 31, 2003 was $1.8 million. The Company had not borrowed under this facility through December 31, 2003.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(dollars in thousands)

8.   Income Taxes
The provision for income taxes consists of the following (in thousands):

	2003	2002	2001
Current
Federal	335	—	—
State	174	—	—
Deferred
Federal	1,456	4,107	2,333
State	116	357	203
Change in valuation allowance	$(1,572)	$(4,464)	$(2,536)
	$509	$—	$—

The Company provided tax expense of $509 in 2003. This expense is the alternative minimum tax incurred as a result of the gain on the divestment of three products in fiscal 2003. No current income taxes have been provided for the years ended December 31, 2002 and 2001 as the Company had a loss for both financial reporting and tax purposes.

The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below (in thousands):

	2003	2002	2001
Income tax provision (benefit) at
federal statutory rate	$3,912	$(3,876)	$(2,039)
State taxes, net of federal benefit	372	(368)	(194)
Change in valuation allowance	(2019)	5,141	2,800
Orphan drugs credits	(1,782)	(920)	(574)
Other	26	22	7

	$509	$—	$—

As of December 31, 2003, the Company had net operating loss (NOL) carryforwards of approximately $35,948, credit for increasing research activities (the “R&D credit”) carryforwards and orphan drug credit carryforwards of approximately $13,368, available to reduce its future tax liabilities. These carryforwards will begin expiring after 2010.

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$12,222	$17,767
R&D and orphan drug credit carryforwards	13,368	10,668
Alternative minimum tax credit	509	—
Deferred revenue	850	—
Inventory reserves	99	48
All other reserves	330	127
Deferred tax liabilities:
Depreciation	(101)	(77)
Valuation allowance for deferred tax assets	(27,277)	(28,533)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax asset to an amount that is more likely than not to be realized.

As a result of the 1995 public stock offering, the Company exceeded the limits allowable under Section 382 of the Internal Revenue Code related to changes in ownership percentage which governs future utilization of NOL, R&D credit, and orphan drug credit carryforwards (collectively, “tax benefit carryforwards”). The effect of this occurrence is to limit the annual utilization of a portion of the Company’s tax benefit carryforwards attributable to the period prior to the change in ownership. Should another change in ownership occur, future utilization of the Company’s tax benefit carryforwards may be subject to additional limitations under Section 382.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(dollars in thousands)

9.   Employee Benefit Plans
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

The Company has a stock purchase plan that is funded by employee contributions, generally through payroll deductions. All employees are eligible subject to certain requirements. The purchase price is 85% of the lower of the average of the high and the low trade on the first and last trading day of each purchase period, defined as each calendar quarter. The Company reserved 200,000 shares of its common stock for future issuance at the Plan’s inception. From the Plan’s inception through December 31, 2003, there have been 120,636 shares issued under the Plan.

10. Stock Options
The Company has a stock option plan for employees and non-employees, the 1994 Stock Option Plan (the “Plan”). The Plan provides the Company may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Vesting terms for each option grant are established at the time of the grant. Generally vesting terms are 20% at the date of grant and 20% on each of the following four annual anniversary dates of the option grant. Options are exercisable as prescribed by the Plan and expire up to ten years from the grant date. At December 31, 2003, the Plan has 3,675,000 shares of Common Stock reserved for issuance.

Options outstanding were granted as follows:

	Plan Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2000	1,318,058	$6.05
Options granted	259,883	11.49
Options canceled	(9,263)	5.82
Options exercised	(41,700)	6.52

Balance at December 31, 2001	1,526,978	6.97
Options granted	652,050	9.78
Options canceled	(55,600)	9.31
Options exercised	(125,950)	5.59

Balance at December 31, 2002	1,997,478	7.90
Options granted	555,375	9.73
Options canceled	(215,779)	10.67
Options exercised	(205,278)	7.42

Balance at December 31, 2003	2,131,796	$8.14

The following table summarizes information about the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $5.37	468,000	1.06 years	$5.00	468,000	$5.00
$5.38 - $6.875	388,525	5.81 years	6.21	338,880	6.08
$6.88 - $10.00	724,996	8.70 years	8.60	412,880	8.14
$10.01 - $14.50	550,275	8.57 years	11.56	178,865	11.86
$5.00 - $14.50	2,131,796		$8.14	1,398,625	$7.07

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(dollars in thousands)

10.   Stock Options (continued)
Fully vested and exercisable options were 1,398,625, 1,302,368, and 1,251,772 as of December 31, 2003, 2002, and 2001, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 2003, 2002, and 2001, were $7.07, $6.86, and $6.24, respectively.

Pro Forma Information:
The Company applies the intrinsic-value method in accounting for stock issued to employees and directors. Accordingly, compensation expense is recognized only when options are granted with an exercise price less than fair market value of the common stock on the date of grant. Any such compensation expense is recognized ratably over the associated service period, which is generally the option vesting period.

Pro forma net income (loss) and income (loss) per share information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 2003, 2002, and 2001, respectively

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	68%	70%	73%
Risk-free interest rate	4.00%	4.00%	5.75%
Expected life of options	8 years	10 years	10 years

The weighted average fair value of the options granted in 2003, 2002, and 2001 was $6.97, $7.62, and $9.33, respectively, as computed as described above.

11.   Shareholders’ Equity
On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the “Preferred Shares”) in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares were initially convertible, at the option of the holders, into shares of the Company’s Common Stock at a price equal to $8.50 per share. The August 1999 financing, as discussed in the following paragraph, triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held as of August 1 (after giving effect to the semi-annual in-kind dividend distributions), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share. The Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company’s option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company’s Board of Directors.

On August 2, 1999, the Company completed a $5.0 million financing transaction in a private placement. The funding consisted of a purchase of 2,950 shares of the Company’s Series B Convertible Preferred Stock for an aggregate purchase price of $2.95 million and a commitment of $2.05 million of debt in the form of a line of credit. The Company had not borrowed on this line of credit and it was eliminated as a part of the December 2001 financing transaction. The Series B Convertible Preferred Stock (“Series B Preferred Shares”) may be converted prior to August 2, 2009 into shares of the Company’s Common Stock at a price of $6.50 per share. The Series B

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(Dollars in thousands)

11.   Shareholders’ Equity (continued)
Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Series B Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company’s option upon their maturity in August 2009, the Series B Preferred Shares must be (a) converted into Common Stock, subject to a $1.2 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends.

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

12.   Stock Warrants
At December 31, 2003, the Company had 20,000 warrants to purchase common stock outstanding. In conjunction with the line-of-credit-facility, the Company issued warrants to purchase 15,000 shares of common stock at $8.51 per share. These warrants are currently exercisable. The value of these warrants is $88 and is being amortized over the term of the line-of-credit-facility. Previously, the Company had issued warrants outstanding to purchase 5,000 shares of Common Stock at $8.50, all of which are currently exercisable.

In connection with the August 1999 financing, the Company issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either 2,050 shares of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible to shares of the Company’s Series D Non-Voting Preferred Stock at a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to common stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The second warrant, issued in relation to the line of credit, entitled the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The value of the warrants was $82 and was amortized over the term of the line of credit to interest expense. All of these warrants are outstanding and exercisable at December 31, 2003.

13.   Research and Development Commitments
The Company has various commitments under agreements with outside consultants, contract drug developers and manufacturers, technical service companies, and drug distributors. In addition, the Company has commitments under license and research agreements. The Company does not have any joint venture agreements nor does it have any arrangements to perform research and development for other parties. The Company recognizes the costs associated with these commitments as incurred based on the accrual method of accounting. Expenditures associated with these commitments totaled approximately $6,167, $3,900, and $3,000 for the years ended December 31, 2003,

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(Dollars in thousands)

13.   Research and Development Commitments (continued)
2002, and 2001, respectively. The Company’s commitment to incur additional expenditures in subsequent periods for development activities totaled approximately $14,665, $5,676, and $4,045 at December 31, 2003, 2002, and 2001, respectively. Commitments for research and development expenditures will likely fluctuate from year to year depending on, among other factors, the timing of new product development, if any, and clinical trial activity.

14.   Geographic Information
The Company operates in one segment. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the years ended December 31, 2003, 2002 and 2001, respectively.

	2003	2002	2001
Domestic	$13,788	$12,553	$9,566
International
Japan	68	800	25
United Kingdom	529	915	621
All other	1,141	1,862	1,062

Total	$15,526	$16,130	$11,274

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(Dollars in thousands)

15. Quarterly Financial Information (unaudited)
The following are unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$4,568	$4,349	$2,982	$3,627
Gross profit	3,822	3,631	2,481	3,177
Net income (loss)	(3,854)	26,219 (a)	(5,128)	(6,240)
Less: Preferred stock dividends	234	234	238	239
Net (loss) income attributable
to common shareholders	(4,088)	25,985	(5,366)	(6,479)
(Loss) income per share
Basic	$(0.39)	$2.47	$(0.50)	$(0.60)
Diluted	$(0.39)	$2.06	$(0.50)	$(0.60)

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$3,682	$3,506	$4,155	$4,787
Gross profit	3,148	2,980	3,546	4,265
Net loss	(933)	(1,459)	(4,104)	(4,905)
Less: Preferred stock dividends	226	227	236	233
Net loss attributable to common
shareholders	(1,158)	(1,685)	(4,340)	(5,140)
Basic and diluted loss per
common share	$(0.11)	$(0.16)	$(0.42)	$(0.49)

(a) The second quarter of 2003 includes a $30.3 million gain on the divestment of certain products discussed more fully in Note 4 to these financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ORPHAN MEDICAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe (1)	Balance at End of Period
Year Ended December 31, 2003
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$25	$287	xxx	$200	$112
Allowance for excess
inventory	142	363	xxx	215	290
Year Ended December 31, 2002
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$25	$107	xxx	$107	$25
Allowance for excess
inventory	493	11	xxx	362	142
Year Ended December 31, 2001
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$116	$57	xxx	$148	$25
Allowance for excess
inventory	335	158	xxx	—	493

(1) Recovery of amounts previously reserved.