Form 10-K/A
period 2003-12-31
ORPHAN MEDICAL INC
filed 2004-03-19
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be held on June 15, 2004 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE
This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

PART I.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result”, “look for”, “may result”, “will continue”, “is anticipated”, “expect”, “project”, or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the “Cautionary Statements” filed as an Exhibit to this Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

In 2003, we sold all rights to three of our products for cash proceeds of $30.9 million in order to concentrate resources on Xyrem and enhance our focus on sleep, pain and specialty CNS markets. In addition to expanding the labeling of Xyrem, we plan to build our presence in specialty CNS markets through the acquisition of both development stage compounds and marketed products.

The Company continues to market two smaller market products that treat conditions outside of CNS disorders. These products are maintained to help reduce losses since they have attractive gross and operating margins.

The Company was incorporated in Minnesota in 1994 and reincorporated in Delaware in September 2000. Our corporate offices are located at 13911 Ridgedale Drive, Suite 250, Minnetonka, Minnesota 55305. Our telephone number is 952-513-6900 and our website is www.orphan.com. The information on our website is not incorporated into and is not intended to be a part of this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practible after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. Unless the context otherwise indicates, all references to the “Registrant”, the “Company”, or “Orphan Medical” in this Form 10-K relate to Orphan Medical, Inc.

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

Estimating the number of patients with narcolepsy who seek treatment is challenging. Utilizing national insurance databases, it is estimated that approximately 55% or about 55,000 to 75,000 patients with narcolepsy are diagnosed and treated. Furthermore, it is estimated that about one-third of the 75,000-treated narcolepsy patients, or 18,500-25,000 patients, are also diagnosed with and treated for cataplexy. The one-third treatment rate contrasts with the 65% to 90% prevalence rate of cataplexy in patients with narcolepsy.

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

        Product Development
Pharmaceutical product development is one of the Company’s principal activities. The Company has incurred in excess of $60 million in expenses for research and development activities through December 31, 2003. In addition, the Company estimates that it will need to incur at least an additional $14.7 million of expense in research and development activities over the next four quarters relating to the products it currently markets, including obtaining any potential additional Xyrem indications.

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

Ms. Stahl has been the Company’s Vice President of Commercial Operations since October 2001. Most recently, Ms. Stahl was Vice President of Sales at American TeleCare, Inc. an emerging telemedicine company where she had responsibility for sales, marketing, and distribution. Previously, she held several management positions in sales, managed care, and sales training at AstraZeneca L.P. During her tenure at AstraZeneca L.P., Ms. Stahl was a member of the team that launched Prilosec®, the leading treatment of acid related disorders. She also worked at Merck & Co., Inc. in sales and training positions supporting Zocor® and Pepcid®. In her position at Orphan Medical, Ms. Stahl manages the Company’s U.S. and international sales, distribution, and patient affairs functions.

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

At December 31, 2003, the Company reclassified certain operating expenses to align the financial statements with the Company’s current management of its operations.  These expenses were reclassified from General and Administrative expenses to Product Development and Sales and Marketing expenses.

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

Remainder of page intentionally left blank

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Orphan Medical, Inc. (the “Company”) acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous system (CNS) disorders that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA). Three of these products have been divested, and the Company is now focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significiant and debilitating symptom of narcolepsy. The Company is conducting clinical trials to assess Xyrem in treating excessive daytime sleepiness and fragmented nighttime sleep, the other prominent symptoms of narcolepsy. A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain. The Company is seeking other approved or development-stage products in the specialty CNS areas it serves. The Company also markets Antizol® (fomepizole) Injection, as a treatment for suspected or confirmed ethylene glycol or methanol poisonings and Cystadane® (betaine anhydrous for oral solution) for the treatment of homocystinuria, an inherited metabolic disease.

Since its inception, the Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 2003 of $56.3 million. The accumulated deficit declined in 2003 as a result of the gain on the divestment of certain products. In addition, the Company expects to incur additional losses from operations in 2004.

Recent Developments

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem to Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech). Under the terms of the agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an upfront payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which is expected to begin no earlier than 2005. The licensing agreement includes the use of Xyrem in narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome.

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company's license agreement with Celltech. Upon expiration of refund conditions, this fee will be recognized ratably over the expected regulatory approval period. Future milestone payments are expected to be recognized as earned. See Note 5 to the financial statements for additional details regarding the Celltech transaction.

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

Net loss applicable to common shareholders was $12.3 million for the twelve months ended December 31, 2002 compared to a net loss of $6.9 million for the twelve months ended December 31, 2001. Basic and diluted loss per common share for these respective periods were $1.19 and $0.80.

Liquidity and Capital Resources

Since July 2, 1994, the effective date the Company was spun-off from Chronimed Inc., it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $60.5 million. In addition the Company raised approximately $30.9 million net proceeds from the divestment of three products in June 2003.

Net working capital (current assets less current liabilities) increased to $19.8 million at December 31, 2003 from $6.7 million at December 31, 2002. Cash and cash equivalents increased to $23.3 million at December 31, 2003 from $6.9 million at December 31, 2002. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

In June 2003 the Company completed the divestment of three of its products for gross proceeds of $30.9 million. These divestments were completed to focus the Company's resources on Xyrem in the treatment of certain symptoms of narcolepsy and the conduct of certain clinical trials assessing the effectiveness of Xyrem in treating additional symptoms of narcolepsy.

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

The Company’s commitments for outside development spending increased to approximately $14.7 million at December 31, 2003 from $5.7 million at December 31, 2002. These commitments are generally for less than one year. The increase is principally attributable to the clinical trials for Xyrem development activities, including both the current Phase III(b) trials and the Fibromyalgia trial, which is expected to begin patient enrollment in the second quarter of 2004. The Company expects development spending to increase as the two Xyrem Phase III(b) clinical trials progress and post approval surveillance studies are completed. In addition, the Company continues to look at new product opportunities and any new initiatives will increase development spending. Due to the dependence of this estimate on the results of the studies and other variable components, the actual result of this estimate may be different.

The Company has future contractual commitments for the following cash obligations in thousands:

	Total	Less than one year	1-3 Years	4-5 Years	After 5 Years

Capital lease
obligations	$96	$24	$48	$24	—

Operating lease
obligations (1)	839	510	329	—	—

Outside Development
Spending	14,665	14,665	—	—	—

Total contractual
cash obligations	$15,600	$15,199	$377	$24	—

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

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003.

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

PART IV

ITEM 15.   FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).   Financial Statements

Description	Page Number In This Annual Report
Audited Financial Statements:
Report of Independent Auditors	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Changes in Shareholders’ Equity	F-5
Notes to Financial Statements	F-6 to F-16

(a)(2).   Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 15(a)(1) above. Financial statement schedules not included in the Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statements or Notes thereto.

Description	Page Number In This Annual Report
Schedule II — Valuation and Qualifying Accounts: Years Ended December 31, 2003, 2002 and 2001	F-17

(a)(3).   Listing of Exhibits

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of Orphan Medical, Inc. (“OMI”)	(1)
3.1.1	Certificate of Designation for Senior Convertible Preferred Stock	(11)
3.1.2	Certificate of Designation for Series B, C and D Preferred Stock	(15)
3.2	Bylaws of OMI, as amended	(1)
4.1	OMI 1994 Stock Option Plan	(1)
4.2	OMI Employee Incentive Stock Option Agreement	(1)
4.3	OMI Non-Incentive Stock Option Agreement	(1)
4.4	OMI Non-Incentive Stock Option Agreement for Non-Employee Directors	(1)
10.1	Marketing and Distribution Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.2	Transfer Agreement between OMI and Chronimed effective July 1, 1994	(1)
10.3	Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.4	Administrative Services Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.5	Security Agreement between OMI and Chronimed effective July 2, 1994	(1)
10.6	Aminocaproic Acid License Agreement between Chronimed and Virginia's Center for Innovative Technology dated September 17, 1993	(1)
10.7	Patent and Technology License Agreement for Busulfan between Chronimed and The University of Texas M.D., Anderson Cancer Center, the Board of Regents of the University of Texas System and the University of Houston effective February 14, 1994	(1)
10.8	Letter Agreement regarding L-Cycloserine between Chronimed and Dr. Meier Lev dated December 29, 1993	(1)
10.9	Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment Group, Inc. dated December 17, 1993	(1)
10.10	License Agreement regarding Short Chain Fatty Acids between Chronimed and Richard Breuer dated March 2, 1994	(1)
10.11.1	Employment Agreement between OMI and John Howell Bullion dated October 29, 1999	(16)

Exhibit Number	Description	Method of Filing
10.11	Employment Agreement between OMI and Bertram A. Spilker, Ph.D., M.D. dated August 31, 1994	(1)
10.12	Assumption Agreement and Consent to Assignments regarding Short Chain Fatty Acids between OMI and Richard Breuer dated September 30, 1994	(2)
10.13	Assumption Agreement and Consent to Assignment regarding Aminocaproic Acid between OMI and Virginia's Center for Innovative Technology dated September 30, 1994	(2)
10.14	Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and Mericon Investment Group, Inc. dated October 5, 1994	(2)
10.15	License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon Investment Group, Inc. dated July 6, 1993	(2)
10.16	License Agreement regarding Glucaric Acid between OMI and Ohio State University Research Foundation dated December 28, 1994	(2)
10.17	Manufacturing Development and Supply Agreement regarding Aminocaproic Acid between OMI and Lifecore Biomedical, Inc. dated December 21, 1994	(2)
10.18	Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994	(2)
10.19	Assumption Agreement and Consent to Assignment regarding Busulfan between OMI and the University of Texas, M.D., Anderson Cancer Center, the Board of Regents of the University of Texas System and the University of Houston dated October 18, 1994	(2)
10.20	License Agreement regarding Catrix between OMI and Lescarden, Inc. dated October 28, 1994	(2)
10.21	License Agreement regarding Sucrase between OMI and Hartford Hospital dated December 30, 1994	(2)
10.22	Option to Acquire License regarding Tretinoin between OMI and James Hannan dated February 6, 1995	(2)
10.24	Consulting Agreement between OMI and William B. Adams dated November 15, 1994	(3)
10.27	Agreement regarding Cystagon between Chronimed and Mylan Pharmaceutical dated October 17, 1994	(2)
10.29	Agreement between OMI and David A. Feste effective July 1, 1995	(4)
10.30	Development and License Agreement regarding Choline Chloride between OMI and Alan Buchman, Donald J. Jenden, Marvin E. Ament and Mark D. Dubin dated May 11, 1995	(4)
10.31	Addendum to License Agreement regarding Short Chain Fatty Acids between OMI and Richard Breuer dated May 12, 1995	(4)
10.32	Addendum to Administrative Services Agreement between OMI and Chronimed dated August 2, 1995	(4)
10.33	Amendment to Aminocaproic Acid License Agreement between OMI and Virginia's Center for Innovative Technology dated September 17, 1993	(5)
10.34	Amendment No. 1 to Marketing and Distribution Agreement between OMI and Chronimed dated July 2, 1994	(5)
10.35	Amendment to Marketing Agreement regarding Cystagon between OMI and Chronimed dated October 19, 1994	(5)
10.36	IRS tax qualification letter dated January 10, 1996 regarding the favorable determination of the tax status of the OMI 401(k) Savings Plan	(5)
10.37	Form of License Agreement regarding Colloidal Bismuth Subcitrate between OMI and Josman Laboratories, Inc. dated March 4, 1996	(5)
10.38	Agreement between OMI and Chronimed dated June 3, 1996 to amend Marketing and Distribution Agreement dated July 2, 1996	(6)
10.40	Cystadane Agreement between the OMI and Chronimed dated October 11, 1996	(7)
10.41	License Agreement regarding alpha galactosidase A between OMI and Research Corporation Technologies, Inc. Dated March 15, 1996	(8)
10.42	License Agreement regarding 5-fluorouracil between OMI and the University of Miami and its Department of Opthalmology dated December 6, 1996	(8)

Exhibit Number	Description	Method of Filing
10.43	Collaborative Development Agreement regarding Clonidine between OMI and Medtronic, Inc. dated November 27, 1996	(8)
10.44	Distribution Agreement between OMI and W. A. Butler Company dated November 26, 1996	(8)
10.45	Distribution Services Agreement between OMI and Cardinal Health dated June 1, 1997	(9)
10.46	Termination Agreement between OMI and Chronimed dated as of June 27, 1997.	(10)
10.47	Loan Agreement and Security Agreement between OMI and Riverside Bank dated May 15, 1998.	(11)
10.48	Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.	(11)
10.49	Supplement to Termination Agreement between OMI and Chronimed dated December 7, 1998.	(12)
10.50	Supplement II to Termination Agreement between OMI and Chronimed dated February 9, 1999.	(13)
10.51	Purchase Agreement between OMI and UTECH, LLC dated December 30, 1998 regarding the sale and assignment to UTECH LLC of license rights to Colloidal Bismuth Subcitrate.	(14)
10.52	Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.	(14)
10.53	Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust, Caduceus Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.	(16)
10.54	Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND	(16)
10.55	Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999	(15)
10.56	Promissory Note between OMI and UBS Capital II LLC dated August 2, 1999	(15)
10.57	Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting Preferred Stock	(15)
10.58	Warrant to purchase shares Series D Non-Voting Preferred Stock	(15)
10.59	Form of Change in Control Agreement to be entered into between the OMI and Certain Executives	(16)
10.60	License agreement for Xyrem between Orphan Medical, Inc and Celltech Pharmaceuticals plc dated October 30, 2003	(17)
23.1	Consent of Ernst & Young LLP	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(2)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 0-24760.
(3)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended December 30, 1994, Commission File No. 0-24760.
(4)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Annual Report on Form 10-K filed for the year ended June 30, 1995, Commission File No. 0-24760.
(5)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 0-24760.
(6)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-24760.
(7)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-24760.

(8)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Annual Report on Form 10-K filed for the year ended December 31, 1996, Commission File No. 0-24760.
(9)	Incorporated by reference to the corresponding exhibit number in OMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-24760.
(10)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Annual Report on Form 10-K filed for the year ended December 31, 1997, Commission File No. 0-24760.
(11)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
(12)	Incorporated by reference to the similarly described exhibit included with OMI’s Current Report on Form 8-K dated December 7, 1998, Commission File No. 0-24760.
(13)	Incorporated by reference to the similarly described exhibit included with OMI’s Current Report on Form 8-K dated February 9, 1999, Commission File No. 0-24760.
(14)	Incorporated by reference to the similarly described exhibit included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
(15)	Incorporated by reference to the similarly described exhibit included with OMI’s Current Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(16)	Incorporated by reference to the similarly described exhibit included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
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

(c).   Exhibits
See Item 15(a)(3) above.

(d).   Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 18th day of March, 2004.

ORPHAN MEDICAL, INC.
By:	/s/ John Howell Bullion

John Howell Bullion Chief Executive Officer
/s/ Timothy G. McGrath

Timothy G. McGrath Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 18, 2004.

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

Orphan Medical, Inc.
Balance Sheets
(In thousands except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$23,285	$6,921
Restricted cash	128	251
Accounts receivable, less allowance for doubtful
accounts of $112 and $25, respectively	2,552	2,215
Inventories	1,696	2,020
Prepaid expenses and other	907	576

Total current assets	28,568	11,983
Office equipment and software	2,136	2,097
Accumulated depreciation	(1,382)	(941)

	754	1,156

Total assets	$29,322	$13,139

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,923	$1,380
Accrued royalties	141	235
Accrued compensation	881	1,795
Deferred revenue	2,500	—
Accrued expenses	2,319	1,901

Total current liabilities	8,764	5,311
Capital lease obligation-less current maturities	62	78
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

See accompanying notes.

Orphan Medical, Inc.
Statements of Operations
(In thousands except share and per share data)

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Revenues	$15,526	$16,130	$11,274
Cost of sales	2,415	2,191	1,592

Gross profit	13,111	13,939	9,682
Operating expenses:
Product development	10,805	8,713	7,046
Sales and marketing	16,361	12,776	5,730
General and administrative	4,773	4,106	3,224

Total operating expenses	31,939	25,595	16,000

Loss from operations	(18,828)	(11,656)	(6,318)
Gain on divestment of products	30,267	—	—
Other income, net	51	—	—
Interest income	135	263	363
Interest expense	(119)	(8)	(42)

Net income (loss) before taxes	11,506	(11,401)	(5,997)
Income tax expense	(509)	—	—

Net income (loss)	10,997	(11,401)	(5,997)
Less: Preferred stock dividends	945	922	903

Net income (loss) applicable to common
shareholders	$10,052	$(12,323)	$(6,900)

Income (loss) per common share applicable
to common shareholders
Basic	$0.95	$(1.19)	$(0.80)
Diluted	$0.85	$(1.19)	$(0.80)
Weighted average number of
shares outstanding
Basic	10,612,965	10,349,679	8,597,331
Diluted	12,966,954	10,349,679	8,597,331

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

See accompanying notes.

Orphan Medical, Inc.
Statement of Changes in Shareholders’ Equity
(In thousands except share data)

	Preferred Stock			Common Stock
	Shares	Amount		Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2000	11,880	$		8,442,759	$84	$57,850	$(47,179)	$(12)	$10,743
Net proceeds from
private offering
of Common Stock	—		—	1,706,999	17	12,977	—	—	12,994
Options and warrants exercised	—		—	41,700	1	267	—	—	268
Proceeds from Employee
Stock Purchase Plan	—		—	19,210	—	134	—	—	134
Compensatory options	—		—	—	—	240	—	—	240
Preferred stock dividends	243			53,293	1	896	(897)	—	—
Comprehensive loss:
Net loss	—		—	—	—	—	(5,997)	—	(5,997)
Unrealized loss on
available-for-sale
securities	—		—	—	—	—	—	12	12

Subtotal – comprehensive
loss									(5,985)

Balance at December 31, 2001	12,123			10,263,961	103	72,364	(54,073)	—	18,394
Offering costs from December
2001 private offering	—		—	—	—	(8)	—	—	(8)
Options and warrants exercised	—		—	125,950	1	703	—	—	704
Proceeds from Employee
Stock Purchase Plan	—		—	8,338	—	62	—	—	62
Preferred stock dividends	260			62,034	1	912	(914)	—	(1)
Net loss	—		—	—	—	—	(11,401)	—	(11,401)

Balance at December 31, 2002	12,383			10,460,283	105	74,033	(66,388)	—	7,750
Options and warrants exercised	—		—	205,278	2	1,520	—	—	1,522
Proceeds from Employee
Stock Purchase Plan	—		—	6,282	—	48	—	—	48
Preferred stock dividends	280			65,813	—	933	(934)	—	(1)
Issuance of common stock for charitable contribution	—		—	10,000	—	115	—	—	115
Warrants issued
with line of credit	—		—	—	—	65	—	—	65
Net income	—		—	—	—	—	10,997	—	10,997

Balance at December 31, 2003	12,663		$—	10,747,656	$107	$76,714	$(56,325)	$—	$20,496

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

Product Development Costs
All product development costs are charged to operations as incurred. Product development costs consist principally of preclinical and clinical testing costs, certain salary and related expenses, bulk drug and drug product costs incurred in support of clinical testing and for validation lots required by the FDA, toxicology studies and various technical consulting costs.

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

Significant Customers
The following is a summary of sales to significant customers that individually account for more than 10% of net sales.

	Year ended December 31,
	2003	2002	2001
Cardinal Health, Inc.	23%	24%	20%
AmerisourceBergen Corporation	23	20	24
McKesson Corporation	15	16	19

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

Reclassifications
At December 31, 2003, the Company reclassified certain operating expenses to align the financial statements with the Company’s current management of its operations.  These expenses were reclassified from General and Administrative expenses to Product Development and Sales and Marketing expenses. Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no impact on net loss or shareholders’ equity as previously reported.

3.   Income (Loss) per Share
Income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and warrants is measured using the treasury stock method. The dilutive effect of both series of outstanding convertible preferred stock is computed using the “if-converted” method. Common stock equivalents are not included in periods where there is a loss, as they are antidilutive and therefore basic and diluted loss per share are the same in the loss periods. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per share:

	Year ended December 31,
	2003	2002	2001
Numerator
Numerator for basic income (loss) per share –
income available to common shareholders	$10,052	$(12,323)	$(6,900)
Add back to effect assumed conversions:
Preferred stock dividends	945	—	—

Numerator for diluted income (loss) per share	$10,997	$(12,323)	$(6,900)

Denominator
Denominator for basic income (loss) per share –
weighted average shares	10,612,965	10,349,679	8,597,331
Effect of dilutive securities:
Convertible preferred shares	1,663,867	—	—
Stock options	431,456	—	—
Warrants	258,666	—	—

Denominator for diluted income (loss) per share –
weighted average shares and assumed conversions	12,966,954	10,349,679	8,597,331

Basic income (loss) per share	$0.95	$(1.19)	$(0.80)

Diluted income (loss) per share	$0.85	$(1.19)	$(0.80)

Employee stock options of 719,858, 1,997,478 and 1,526,978 have been excluded from the diluted income (loss) per share calculations for 2003, 2002 and 2001, respectively, because the effect would be antidilutive. All warrants were included in the diluted income per share calculation for 2003. Warrants of 602,738 have been excluded from the diluted loss per share calculation for 2002 and 2001 because the effect would be antidilutive. All outstanding convertible preferred stock was included in the income per share calculation for 2003. All outstanding convertible preferred stock was excluded from the loss per share calculations for 2002 and 2001 because the effect would be antidilutive.

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

6.   Leases
The Company has a non-cancelable operating lease for office space that expires on October 31, 2004. The Company also has operating leases for certain office equipment expiring at various times through August 2005. The Company also leases vehicles for the Company’s sales force. The term of this lease runs through October 2006. The number of vehicles leased may increase as the sales force expands. The vehicle lease requires the Company to maintain $128 in an account securing a letter of credit. This cash has been disclosed as restricted in the balance sheet. In December 2002, the Company entered into a capital lease for phone equipment that expires in December 2007. The lease contains a bargain purchase option. Amortization expense for the equipment under the capital lease is included in depreciation expense.

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

7.   Borrowings
The Company entered into a line of credit facility with a commercial bank on March 28, 2003. The line of credit facility has a term of one-year and includes a borrowing base equal to 75 percent of eligible accounts receivable up to a maximum amount of $2.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%. The Company is also subject to certain other requirements during the term of the facility if borrowings are outstanding, including (a) minimum quarterly net tangible equity of $6.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $2.7 million. The Company’s borrowing capacity at December 31, 2003 was $1.8 million. The Company had not borrowed under this facility through December 31, 2003.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(dollars in thousands)

8.   Income Taxes
The provision for income taxes consists of the following (in thousands):

	2003	2002	2001
Current
Federal	$335	$—	$—
State	174	—	—
Deferred
Federal	1,456	4,107	2,333
State	116	357	203
Change in valuation allowance	(1,572)	(4,464)	(2,536)

	$509	$—	$—

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

The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below (in thousands):

	2003	2002	2001
Income tax provision (benefit) at
federal statutory rate	$3,912	$(3,876)	$(2,039)
State taxes, net of federal benefit	372	(368)	(194)
Change in valuation allowance	(2,019)	5,142	2,800
Orphan drug credits	(1,782)	(920)	(574)
Other	26	22	7

	$509	$—	$—

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

12.   Stock Warrants
At December 31, 2003, the Company had 20,000 warrants to purchase common stock outstanding. During 2003, in conjunction with the line-of-credit-facility, the Company issued warrants to purchase 15,000 shares of common stock at $8.51 per share. These warrants are currently exercisable. The value of these warrants is $88 and is being amortized over the term of the line-of-credit-facility. For issuances prior to 2003, the Company has warrants outstanding to purchase 5,000 shares of Common Stock at $8.50, all of which are currently exercisable.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ORPHAN MEDICAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe (1)	Balance at End of Period
Year Ended December 31, 2003
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$25	$287	—	$200	$112
Allowance for excess
inventory	142	363	—	215	290
Year Ended December 31, 2002
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$25	$107	—	$107	$25
Allowance for excess
inventory	493	11	—	362	142
Year Ended December 31, 2001
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$116	$57	—	$148	$25
Allowance for excess
inventory	335	158	—	—	493

(1) Recovery of amounts previously reserved.