Form 10-Q
period 2004-03-31
ORPHAN MEDICAL INC
filed 2004-05-10
CIK 929548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[   ]

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number                                                       0-24760

Orphan Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1784594
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

13911 Ridgedale Drive, Suite 250,
Minnetonka, MN 55305	(952) 513-6900
(Address of principal executive office	(Registrant’s telephone number,
and zip code)	including area code)

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

                 Common Stock, $.01 par value

                  10,811,596

                                   (Class)

(Outstanding at April 23, 2004)

INDEX

ORPHAN MEDICAL, INC. ®

Page No.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Balance Sheets – March 31, 2004 and December 31, 2003.

3

Statements of Operations - Three months ended March 31, 2004 and March 31, 2003.

4

Statements of Cash Flows - Three months ended March 31, 2004 and March 31, 2003.

5

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations.

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.

Controls and Procedures

24

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.

Exhibits and Reports on Form 8-K

27

Antizol®, Antizol-Vet®, Cystadane®, Xyrem®, MedExpand™, "The" Orphan Drug Company™, Orphan Medical®, Inc. and Dedicated to Patients with Uncommon Diseases® are trademarks of the Company.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Orphan Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31	December 31,

	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,064	$23,285
Restricted cash	128	128
Accounts receivable, less allowance for doubtful accounts of
$173 and $112, respectively	1,731	2,552
Inventories	1,558	1,696
Prepaid expenses and other	1,075	907

Total current assets	22,556	28,568

Office equipment and software	2,170	2,136
Accumulated depreciation	(1,493)	(1,382)

	677	754

Total assets	$23,233	$29,322

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$467	$2,923
Accrued compensation	778	881
Deferred revenue	2,500	2,500
Accrued expenses and other	2,774	2,460

Total current liabilities	6,519	8,764

Capital lease obligation-less current maturities	57	62

Commitments

Shareholders’ equity:
Senior Convertible Preferred Stock, $.01 par value; 14,400 shares
authorized; 8,706 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.01 par value; 5,000 shares
authorized; 4,106 and 3,957 shares issued and outstanding	–	–
Series C Convertible Preferred Stock, $.01 par value; 4,000 shares
authorized; 0 shares issued and outstanding	–	–
Series D Convertible Preferred Stock, $.01 par value; 1,500,000
shares authorized; 0 shares issued and outstanding	–	–
Common stock, $.01 par value; 25,000,000 shares authorized;
10,805,416 and 10,747,656 issued and outstanding	108	107
Additional paid-in capital	77,378	76,714
Accumulated deficit	(60,829)	(56,325)

Total shareholders’ equity	16,657	20,496

Total liabilities and shareholders’ equity	$23,233	$29,322

See accompanying notes.

Statements of Operations

Orphan Medical, Inc.

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Product revenues	$4,403	$4,568
Licensing and royalty revenues	1,000	–

Total revenues	5,403	4,568

Operating expenses:
Cost of sales	631	747
Research and development	4,222	2,166
Sales and marketing	3,398	4,253
General and administrative	1,207	1,264

Total operating expenses	9,458	8,430

Loss from operations	(4,055)	(3,862)

Other income:
Interest income	52	21
Interest expense	(22)	(13)

Net loss	(4,025)	(3,854)

Less: Preferred stock dividends	239	234

Net loss attributable to common shareholders	$(4,264)	$(4,088)

Basic and diluted loss per
common share	$(0.40)	$(0.39)

Weighted average number of
shares outstanding	10,774,798	10,472,263

See accompanying notes.

Statements of Cash Flows

Orphan Medical, Inc.

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Operating activities
Net loss	$(4,025)	$(3,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	112
Changes in operating assets and liabilities:
Accounts receivable and other current assets	653	(744)
Inventories	138	(9)
Accounts payable and accrued expenses	(2,226)	(321)

Net cash used in operating activities	(5,349)	(4,816)

Investing activities
Purchase of property and equipment	(34)	(25)

Net cash provided by (used in) investing activities	(34)	(25)

Financing activities:
Employee stock purchase plan	16	9
Stock option exercise proceeds	150	166
Principal payments on capital lease	(4)	(4)

Net cash provided by financing activities	162	171

Decrease in cash and cash equivalents	(5,221)	(4,671)
Cash and cash equivalents at beginning of
period	23,285	6,921

Cash and cash equivalents at end of
period	$18,064	$2,250

See accompanying notes

Orphan Medical, Inc.

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

Business

Orphan Medical, Inc. is a specialty pharmaceutical company focused primarily on sleep disorders, pain and other central nervous system (CNS) disorders. We seek to acquire, develop and market pharmaceutical products that are prescribed by physician specialists and offer a major improvement in the safety or efficacy of patient treatment and have no substantially equivalent substitute. The Company’s lead product, Xyrem® (sodium oxybate) solution is approved for the treatment of cataplexy, a debilitating symptom of narcolepsy, a sleep disorder. The Company has two clinical trials that are near completion that may demonstrate that Xyrem treats excessive daytime sleepiness (EDS) and other symptoms of narcolepsy. We also expect to begin a clinical trial in the first half of 2004 to assess Xyrem in treating the symptoms of Fibromyalgia Syndrome (FMS). We are also assessing development of an unrelated product, Butamben (butyl-p-amino benzoate), for the treatment of cancer pain.

Since its inception, the Company has obtained New Drug Application (NDA) approvals from the United States Food and Drug Administration (FDA) for six specialty pharmaceutical products. Each of the NDAs was granted Orphan Drug Status by the FDA. The Company currently markets three other NDA approved drugs: Antizol® (fomepizole) Injection, an antidote for ethylene glycol or suspected ethylene glycol ingestion in humans and an antidote for methanol or suspected methanol ingestion in humans; Cystadane® (betaine anhydrous for oral solution), for homocystinuria, a genetic disease; and Antizol-Vet® (fomepizole) for injection, an antidote for ethylene glycol or suspected ethylene glycol ingestion in dogs.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and accompanying notes contained in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2003.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Stock-Based Compensation

At March 31, 2004 the Company has a stock-based employee compensation plan. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost is reflected in the net loss for the three-month periods ended March 31, 2004 or 2003, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(in thousands except per share data)	Three months ended March 31,

	2004	2003
Net loss attributable to common shareholders as reported
	$(4,264)	$(4,088)
Deduct total stock-based employee compensation expense
determined under fair value-based method for all awards
	(743)	(556)

Pro forma net income (loss)	$(5,007)	$(4,644)

Loss per common share
Basic and diluted – as reported	$(0.40)	$(0.39)
Basic and diluted – as pro forma	$(0.46)	$(0.44)

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement with Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech).  Upon expiration of the refund conditions, this fee will be recognized over the expected regulatory review period. Beginning April 1, 2004, the Company will recognize this fee over the estimated 18 month review period.

The Company received as new $1.0 million during the quarter ended March 31, 2004 as payment for the achievement of a milestone in the license agreement. This payment is included in “Licensing and royalty revenue” in the Company’s Statement of Operations. Future milestone payments are expected to be recognized as earned.

5.  Inventories

Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products.

	March 31, 2004	December 31, 2003

Raw materials and packaging	$728	$690
Finished goods	830	1,006

Total	$1,558	$1,696

6. Loss Per Share

Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and warrants is measured using the treasury stock method. The dilutive effect of both series of convertible preferred stock is computed using the “if-converted” method. Common stock equivalents are not included in periods where there is a loss, as they are antidilutive and therefore basic and diluted loss per share are the same in loss periods.

7. Commitments

The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acquisition, manufacturing and marketing. At March 31, 2004, the Company estimates that it could incur approximately $12.5 million of additional expenditures in subsequent periods under existing commitments. Commitments for product development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

8. Borrowings

The Company extended its line of credit facility with a commercial bank to September 30, 2004. This line of credit facility includes a borrowing base equal to 75 percent of eligible accounts receivable up to a maximum amount of $2.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank’s prime rate. The Company is also subject to certain other requirements during the term of the facility, including (a) minimum quarterly net tangible equity of $6.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $2.7 million for April, May and June 2004 and $2.0 million for July August and September. The Company was in compliance with these covenants as of March 31, 2004.  The Company had not borrowed under this facility as of March 31, 2004.

9. Income taxes

The Company had a net operating loss for the quarter ended March 31, 2004, and therefore had no income tax expense for the quarter ended March 31, 2004.

10. Subsequent Event

On April 14, 2004, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission (SEC) for the registration of 4,000,000 shares of common stock.

11. Reclassifications

As previously reported, the Company reclassified certain operating expenses to align the financial statements with the Company’s current management of its operations.  These expenses were reclassified from General and Administrative expenses to Product Development and Sales and Marketing expenses.  Certain prior year balances have been reclassified in order to conform to current year presentation.  These reclassifications have no impact on net loss or shareholders’ equity as previously reported.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases “will likely result”, “look for”, “may result”, “will continue”, “is anticipated”, “expect”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2004 titled Risk Factors.

General

Since its inception, the activities of the Company have consisted primarily of obtaining the rights for developing and marketing proposed pharmaceutical products, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through March 31, 2004 of $56.3 million. In addition, the Company expects to incur additional losses from operations in fiscal years at least through mid 2005.

Recent Developments

On March 31, 2004, Celltech Pharmaceuticals, a division of Celltech Group plc, (Celltech) received notice that the European Medicines Evaluation Agency (EMEA) had accepted for review its marketing authorization application for Xyrem® (sodium oxybate) oral solution as a treatment for the symptoms of narcolepsy.  The marketing authorization application for Xyrem has been filed through the EU centralized procedure, and previously was granted Orphan Drug designation in Europe, which provides a 10-year period of marketing exclusivity upon approval.  Celltech expects to use its specialist sales force to market the product to neurologists and sleep specialists across Europe following approval, anticipated during 2005.

Celltech licensed the European rights to Xyrem from Orphan Medical in October 2003. Under the terms of the agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe.  Celltech made a milestone payment to Orphan Medical related to the European regulatory filing and will make further payments tied to future product development milestones and sales related milestones.  Celltech will also pay Orphan Medical a royalty on sales of the product.  The licensing agreement also provides Celltech with rights to negotiate in regard to other potential future indications, including fibromyalgia syndrome.

On April 14, 2004, the Company filed a "shelf" registration statement with the Securities and Exchange Commission (SEC) for the registration of 4,000,000 shares of common stock. Registration of these shares will allow the Company to move quickly should it decide to raise capital and to do so at a lower cost.

Net proceeds from any sale of stock would be used for general corporate purposes. Several commercial, development and regulatory programs regarding Xyrem are underway. Two Phase III(b) clinical trials to assess Xyrem as a treatment for excessive daytime sleepiness in narcolepsy are expected to be completed over the next few months. The results of these trials will be included in a Supplemental New Drug Application (sNDA) that will be submitted to the Food and Drug Administration (FDA) in the fourth-quarter of this year. The Company is also initiating a proof-of-principle trial to evaluate Xyrem in the treatment of fibromyalgia which is expected to begin patient enrollment expected in the second-quarter of 2004. Several commercial initiatives are also underway and planned to enhance awareness of Xyrem as a treatment for cataplexy in narcolepsy.

Critical Accounting Policies

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement with Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech).  Upon expiration of the refund conditions, this fee will be recognized over the expected regulatory review period. Beginning April 1, 2004, the Company will recognize this fee over the estimated 18 month review period.

The Company received as new $1.0 million during the quarter ended March 31, 2004 as payment for the achievement of a milestone in the license agreement. This payment is included in “Licensing and royalty revenue” in the Company’s Statement of Operations. Future milestone payments are expected to be recognized as earned.

Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net loss applicable to common shareholders was $4.3 million for the quarter ended March 31, 2004 compared to $4.1 million for the same period the prior year, an increase of $0.2 million or 4%.  The increase in the net loss applicable to common shareholders was due to a decrease in product revenue and increase in operating expenses offset by an increase in licensing and royalty revenue.

Product revenue for the quarter ended March 31, 2004 was $4.4 million compared to $4.6 million for the same period the prior year, a decrease of $0.2 million or 4%.  Prior year results included $2.1 million of revenue from products that were divested in the second quarter of 2003.

Xyrem revenue was $1.7 million for the quarter ended March 31, 2004 compared to $0.6 million for the same period the prior year; an increase of $1.1 million or 197 percent. This increase is a result of continued growth in the patient base. Revenue from other marketed products, which includes Antizol, Antizol-Vet and Cystadane, was $2.7 million for the quarter ended March 31, 2004 compared to $1.9 million in the same period the prior year, an increase of $0.8 million or 44 percent. This increase is attributed to increased hospital stocking of Antizol.

Licensing and royalty revenue includes the $1.0 million milestone payment from our European partner, Celltech Pharmaceuticals, related to the filing of the Xyrem marketing authorization application for review in the European Union.

Product development expenses were $4.2 million for the quarter ended March 31, 2004, compared to $2.2 million in the prior year, an increase of $2.0 million or 95 percent.  This increase is the result of higher spending related to two ongoing clinical trials to evaluate Xyrem as a treatment for excessive daytime sleepiness (EDS) in narcolepsy.  Data from the first of the two trials is expected to be available in late May.  Patient enrollment for the second trial is expected to be completed later in the second quarter, with data from the trial available in the third quarter.  Product development expense will decrease slightly over the remainder of 2004 as clinical trial activity decreases, offset by the spending associated with the compilation of the sNDA which is expected to be submitted to the FDA late in 2004.

Sales and marketing expenses were $3.4 million for the quarter ended March 31, 2004 compared to $4.3 million in the same quarter of 2003, a decrease of $0.9 million or 20 percent.  The decrease from the prior year is primarily the result of program and staff reductions resulting from the divestment of three products in the second quarter of 2003.  Sales and marketing spending is expected to increase in the second quarter compared to the first quarter of 2004 as a result increased spending for sales and marketing programs.  The level of spending in the third and fourth quarters is expected to approximate second quarter spending levels.

General and administrative expenses decreased to $1.2 million in the quarter ended March 31, 2004, compared to $1.3 million for the same period in 2003. The decrease from the prior year in general and administrative expenses was the result of staff  reductions resulting from the product divestments in the second quarter of 2003.  General and administrative expenses are expected to be similar to the first quarter levels over the last three quarters of 2004.

Liquidity and Capital Resources

Since July 2, 1994, the effective date it was spun-off from Chronimed, Inc., the Company has financed its operations principally from net proceeds of $90.8 million from several public and private financings, product divestments, along with product revenue, licensing and royalty revenue and interest income.

Net working capital (current assets less current liabilities) decreased from $19.8 million at December 31, 2003 to $16.0 million at March 31, 2004. Cash and cash equivalents decreased from $23.3 million at December 31, 2003 to $18.1 million at March 31, 2004. Net working capital decreased as a result of continued spending for product development and sales and marketing programs but was partially offset by a $1.0 million payment received from the Company's European partner for the registration and marketing of Xyrem as discussed above.

The Company extended its line of credit facility with a commercial bank to September 30, 2004. This line of credit facility includes a borrowing base equal to 75 percent of eligible accounts receivable up to a maximum amount of $2.5 million. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank’s prime rate. The Company is also subject to certain other requirements during the term of the facility, including (a) minimum quarterly net tangible equity of $6.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $2.7 million for April, May and June 2004 and $2.0 million for July August and September. The Company had not borrowed under this facility as of March 31, 2004.

The Company’s commitments for outside development spending were $12.5 million at March 31, 2004 and $14.7 million at December 31, 2003. This decrease is the result of the increased spending associated with the completion of the two Phase III(b) clinical trials. If additional products are licensed for development, these expenditures and commitments could increase significantly.

Management believes the Company’s current cash availability, anticipated operating cash flows from product revenues and license fees from the execution of the agreement with Celltech for the registration and marketing of Xyrem in Europe will be sufficient to fund its operations at least through March 31, 2005.

For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company’s case include either: (1) net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met both the thresholds as of March 31, 2004. The Company’s market capitalization was approximately $124.7 million as of March 31, 2004 (based on Nasdaq’s method of calculating market capitalization which ignores preferred stock using the last sale price of $11.54 and 10.8 million shares outstanding). Although the Company does not expect to be profitable in 2004, the Company nevertheless expects to continue to meet the listing requirements for listing on the Nasdaq National Market. However, there can be no assurance that the Company will continue to meet these requirements in the future.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

Geographic Sales Information

The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the three-month periods ended March 31, 2004 and 2003, respectively. Domestic product revenues for the three months ended March 31, 2004 increased, however international sales declined year over year and quarter over quarter due to the product divestments discussed earlier.

	For the Three Months Ended

	March 31, 2004	March 31, 2003

Domestic	$4,067	$3,573
International	336	995

Total	$4,403	$4,568

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

We have been unprofitable since our inception in January 1993, except in 2003 due to the gain on the divestment of three products. We expect operating losses at least through mid 2005 because anticipated gross profits from product revenues will not offset our operating expenses and additional spending to continue drug development activities. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

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

•

announcements by us or our competitors of new product developments or clinical testing results;

•

governmental approvals, refusals to approve, regulations or actions;

•

developments or disputes relating to patents or proprietary rights;

•

public concern over the safety of therapies;

•

financial performance;

•

fluctuations in financial performance from period to period; and

•

small float or number of shares of our stock available for sale and trade.

These and other factors and events may have a significant impact on our business and on the market price of the common stock.

We cannot be sure that future capital will be available to meet our expected capital requirements.

Although we believe that we have sufficient capital to meet out current business objectives, if we expand our business plans or encounter unforeseen business conditions, we may need additional capital to operate. Adequate funds for our operations, continued development, and expansion of our business plans, whether from financial markets or from other sources, may not be available when needed on acceptable terms, or at all. If we issue additional securities your holdings may be diluted.

Possible Volatility of Stock Price and Reduced Liquidity of the Market for the Stock — Possible Loss of Nasdaq National Market Listing and Failure to Qualify for Nasdaq Small Cap Market Listing.

There is a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq’s requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both criteria as of March 31, 2004, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

There is a limited market for our products.

Our currently marketed products are included in the orphan drug product category. Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. We cannot assure you that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA’s recognition of “orphan drug status.” The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with “orphan drug designation” for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA granted us orphan drug status for Xyrem, Antizol, and Cystadane. The orphan drug status for Cystadane expired in December 2003.  The orphan drug status for Antizol expires in December 2007. The orphan drug status for Xyrem expires in July 2009.

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

•

for cause if we breach the contract;

•

if we become insolvent or bankrupt;

•

if we do not apply specified minimum resources and efforts to develop the compound under license; or

•

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We depend substantially on a single supplier for the supply of bulk drug substance used in Antizol and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance. We depend substantially on a different supplier for the supply of bulk drug substance used in Xyrem, which is expected to account for approximately 65 percent of our revenue in 2004. If we were to lose this company as a supplier, we would be required to identify a new supplier. We also cannot assure you that our bulk drug supply arrangements with our current suppliers, or any other future such supplier, might not change in the future. We cannot assure you that any change would not adversely affect production of Antizol, Antizol-Vet, Xyrem, or any other drug the Company might attempt to develop or market.

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

Europe. We have licensed the marketing and distribution rights for Xyrem and Cystadane in Europe. If our licensees are unsuccessful in their registration and distribution efforts, we may find it difficult to contract with other distributors for these products within Europe. Distribution of all products except Antizol is limited to “named patient” or “emergency use” basis until full regulatory approval is obtained. Antizol was approved for use in the United Kingdom; however the Company withdrew its application. The Company entered into an agreement with another company and expects to receive a small royalty on certain sales in Europe. This distribution of the Company’s products in Europe is expected to result in a limited contribution to the Company’s revenues.

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

Canada. We have licensed marketing and distribution rights for Antizol in Canada. For Cystadane we have only licensed the distribution rights in Canada. Antizol-Vet was recently approved in Canada, however has not yet been marketed.  We do not expect distribution for these products to result in material revenues.

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

•

to obtain, and enforce proprietary protection for our products under United States and foreign patent laws and other intellectual property laws;

•

to preserve the confidentiality of our trade secrets; and

•

to operate without infringing the proprietary rights of third parties.

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

We believe that the active ingredients or compounds in our FDA-approved products, Cystadane, Antizol, Antizol-Vet, and Xyrem, are in the public domain and presently are not subject to patent protection in the United States. However, we have patents with respect to our formulation of Xyrem. We could, however, incur substantial costs asserting any infringement claims that we may have against others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk since the filing of the Company’s Annual Report on Form 10-K as amended.

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

Changes in Internal Controls.  During our first fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

The Company filed a report on Form 8-K on February 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orphan Medical, Inc.

Registrant

Date:  May 10, 2004

By: /s/ Timothy G. McGrath

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