Form 10-K/A
period 2003-12-31
ORPHAN MEDICAL INC
filed 2004-06-09
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
[X]	Annual Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2003
or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______________ to ______________

Commission File Number 0-24760

Orphan Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1784594
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification Number)
13911 Ridgedale Drive, Suite 250,
Minnetonka, MN 55305	(952) 513-6900
(Address of principal executive offices	(Registrant’s telephone number,
and zip code)	including area code)

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

As of April 30, 2004 the Company had 10,841,296 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Shareholders to be held on June 15, 2004 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE
This Form 10-K/A Amendment No. 2 amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, as amended on March 19, 2004.

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

The Company’s lead product, Xyrem® (sodium oxybate) solution is approved for the treatment of cataplexy, a debilitating symptom of narcolepsy, a sleep disorder. The Company markets Xyrem using a 37 person specialty sales force that focuses its selling efforts on physicians specializing in the treatment of sleep disorders. Clinical trials conducted in accordance with United States Food and Drug Administration (FDA) approved protocols have shown that Xyrem consolidates sleep and increases sleep continuity and non-REM sleep, particularly Stages III and IV, which stages are known as slow-wave sleep. Stages III and IV are the stages in which the body experiences the greatest level of restoration. Although currently marketed hypnotics, as well as those in late stage clinical trials, facilitate sleep onset and maintenance, they tend to reduce rather than increase slow-wave sleep. The active ingredient of Xyrem, sodium oxybate or gamma hydroxybutyrate, has also been shown to have other activity that may have therapeutic significance.

Recognizing the significant long-term potential of Xyrem, the Company has initiated a range of clinical development and product development programs. Two clinical trials that are near completion may demonstrate that Xyrem treats excessive daytime sleepiness (EDS) and other symptoms of narcolepsy. If the results of these trials are positive, Xyrem could be marketed to the entire narcolepsy market, which is estimated to affect approximately .05% of the population or 100,000 to 140,000 persons in the United States. We also expect to begin a clinical trial in the first half of 2004 to assess Xyrem in treating the symptoms of Fibromyalgia Syndrome (FMS). FMS is a chronic condition characterized by widespread muscular pain, musculoskeletal discomfort, fatigue, and systemic symptoms. FMS is estimated to affect over 4 million Americans. If Xyrem demonstrates efficacy in treating certain FMS symptoms, additional trials will be conducted in order to obtain FDA approval to market Xyrem to physicians treating this condition.

We are assessing another product, butamben (butyl-p-amino benzoate), as a treatment for intractable cancer pain and, depending on its safety and efficacy profile, other chronic pain conditions as well. Butamben is a unique long-acting ester local anesthetic that is selective for afferent pain fibers with no measurable residual sensory or motor effects. It also appears to provide long-lasting effects, averaging about 6 months in humans in studies to date. We expect to begin clinical trials after meeting with the FDA to present our development plan for butamben.

In addition to expanding the labeling of Xyrem and developing Butamben, we plan to build our presence in specialty CNS markets through the acquisition of both development stage compounds and marketed products. The Company generally seeks to develop products that (1) have some clinical history, (2) have a straightforward formulation that can be readily manufactured with established technologies, and (3) do not require excessive specialized processes for development or manufacture. We do not conduct extensive basic research to discover new chemical entities.

In 2003, we sold all rights to three of our products in order to concentrate resources on Xyrem and enhance our focus on sleep, pain and specialty CNS markets. Medicines developed or acquired in the future may hold orphan drug status, although we may develop or acquire products that do not hold such status if we can obtain appropriate proprietary protection through patents or otherwise. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a 10-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations.

Since its inception, the Company has obtained New Drug Application (NDA) approvals from the United States Food and Drug Administration (FDA) for six specialty pharmaceutical products. Each of the NDAs was granted Orphan Drug Status by the FDA. We currently market three FDA approved drugs:

Xyrem® (sodium oxybate) oral solution, for the treatment of cataplexy associated with narcolepsy; Antizol® (fomepizole) Injection, an antidote for ethylene glycol or suspected ethylene glycol ingestion in humans and an antidote for methanol or suspected methanol ingestion in humans; and Cystadane® (betaine anhydrous for oral solution), for homocystinuria, a genetic disease. Antizol-Vet® (fomepizole) for injection, an antidote for ethylene glycol or suspected ethylene glycol ingestion in dogs was approved using a New Animal Drug Application (NADA). The Company continues to market Antizol, Antizol-Vet, and Cystadane, to treat disorders outside of CNS to help reduce losses since they have attractive gross and operating margins. In the second quarter of 2003, the Company sold its rights to three products, Busulfex, Sucraid and Elliotts B Solution.

Our activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement our business plan, managing the development of these products, preparing for the commercial introduction of these products and raising capital to support our business operations.

Orphan Medical, Inc. was incorporated on June 17, 1994 as a Minnesota corporation to carry on the business previously conducted by the Orphan Medical division of Chronimed, Inc. The business was reincorporated as a Delaware corporation on September 1, 2000. We have not generated sufficient levels of revenue from our approved products to date to fund our operating activities and have sustained significant operating losses each year since inception. We expect operating losses to continue at least through 2004. Our operations to date have not been profitable and as of March 31, 2004 we have an accumulated deficit of $60.8 million since inception.

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

The sleep disorders market is a large therapeutic area affecting an estimated 70 million to 100 million people in the United States, yet sleep disorders is still a market with significant unmet needs. Moreover, there is increasing recognition of the role of sleep across a range of diseases and its role in health is becoming broadly recognized. Sleep disorders have been underdiagnosed since symptoms are vague and often are missed by physicians. Therefore, sleep disorders or related illnesses may go undiagnosed and untreated for a number of years. The broader specialty CNS area is one of significant opportunities. Outside the major therapeutic areas of depression and schizophrenia, there is a wide range of diseases with unmet medical needs. Our lead product, Xyrem, has the potential to address a number of specialty CNS diseases including narcolepsy, insomnia and fibromyalgia syndrome and the Company has built unique development and commercial capabilities to address several of these opportunities. Other specialty CNS areas of high strategic interest to the Company include Parkinson’s disease, epilepsy, movement disorder, Huntington’s disease, sleep apnea, Alzheimer’s disease and mild cognitive impairment. Building on its current capabilities and expertise, the Company could develop a meaningful presence in these therapeutic areas with key specialist audiences, i.e., sleep specialists, neurologists and psychiatrists.

Xyrem and butamben are the cornerstones of our strategy. Xyrem is currently approved for cataplexy associated with narcolepsy and has application in several other sleep-related disorders. It also has potential utility in fibromyalgia, an increasingly recognized pain disorder. Butamben is expected to be developed for chronic cancer pain, and possibly chronic pain from other causes.

Orphan Medical believes it can apply its competitive advantages to build a specialty pharmaceutical company focused on diseases of the CNS. The Company aims to:

  Avoid large market CNS diseases and concentrate on unmet needs in diseases that are treated by neurologists, psychiatrists, sleep specialists and pain specialists
  Build on the Company’s expertise in and the science of GHB

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

*    Development Phases are discussed under “Business – The Regulatory Process”.
** Orphan Drug Designation and Status are discussed under “Business – Proprietary Rights”.

APPROVED PRODUCTS
        Xyrem® (sodium oxybate) oral solution
Narcolepsy is a chronic neurologic sleep disorder in which sleep is “fragmented,” and does not occur in an integrated and cohesive manner. This fragmentation results in excessive daytime sleepiness (EDS), unavoidable daytime sleep attacks, cataplexy (a sudden loss of muscle control provoked by emotions), sleep paralysis (brief periods of muscle paralysis) and hallucinations (vivid and sometimes frightening dreaming when falling asleep or waking up). Other related symptoms include broken nighttime sleep, disturbances of auditory and visual perception, and lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Based on published epidemiology studies, Narcolepsy is thought to affect approximately 100,000 to 140,000 persons in the United States.

The second most common symptom of narcolepsy is cataplexy. Cataplexy is the most specific feature of narcolepsy and its presence is diagnostic. In clinical practice, this symptom is noted in 44% to 100% of persons with narcolepsy. Published epdemiology studies suggest that the prevalence of cataplexy in narcolepsy ranges from 60% to 90%. However, according to published studies and our proprietary market research only about one-fourth to one-third of persons who are diagnosed with narcolepsy are also diagnosed with, and treated for, cataplexy.

Estimating the number of patients with narcolepsy who seek treatment is challenging. Utilizing national insurance databases, it is estimated that approximately 55% or about 55,000 to 75,000 patients with narcolepsy are diagnosed and treated. Furthermore, it is estimated that about one-third of the 55,000 to 75,000-treated narcolepsy patients, or 18,500-25,000 patients, are also diagnosed with and treated for cataplexy. The one-third treatment rate contrasts with the 60% to 90% prevalence rate of cataplexy in patients with narcolepsy. We estimate that the average revenue per patient with Xyrem is approximately $4,000 annually. Accordingly, we estimate the market for cataplexy associated with narcolepsy to approach $100 million and could exceed $100 million if treatment rates for those diagnosed with cataplexy increase in the future.

As discussed below under the heading “Xrem® (sodium oxybate) oral solution-Excessive Daytime Sleepiness“ we are conducting clinical trials to expand the indication for Xyrem for the treatment of EDS associated with narcolepsy. If approved for EDS, the potential market for Xyrem could be in the range of $200 million to $300 million based on estimates of the number of people with narcolepsy in the U.S.

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

Sodium oxybate (GHB) is a known compound and is not patentable. The Company has received orphan drug status for its indicated use of Xyrem in the U.S. There are no license fees or royalty payments associated with Xyrem revenues. FDA orphan drug status extends through July 17, 2009. Upon expiration of orphan drug status, our products might be subject to competition from other pharmaceutical companies. The Company has an issued formulation patent, which expires on December 22, 2019. Other patents are pending. The Company has contracted with third party bulk drug and drug product manufacturers for the production of Xyrem under GMP conditions.

        Antizol® (fomepizole) Injection
Antizol received marketing clearance from the FDA in December 1997 for suspected or confirmed ethylene glycol poisonings and December 2000 for suspected or confirmed methanol poisonings. We commenced shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for us by an affiliate of Cardinal Health. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. Based on recent revenue trends, we believe that hospital pharmacies will continue to stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 2003, Antizol contributed approximately 41% of our total revenues. We estimate that over one-third of all hospitals with emergency rooms currently stock the product. Antizol has become the standard of care for toxic alcohol poisoning and guidelines issued by the American Academy of Clinical Toxicologists recommended Antizol as the drug of choice for such poisonings. Since not every hospital will stock antidotes, we expect to see limited incremental stocking by hospitals in 2004. Future sales will be based more on usage as stocking levels are expected remain constant. We have also received marketing approval for Antizol in Canada for the treatment of suspected or confirmed ethylene glycol poisonings.

We have obtained orphan drug status for Antizol as an antidote to treat ethylene glycol and methanol poisonings, which provides marketing exclusivity to us through December 2004 for ethylene glycol and December 2007 for methanol. We have contracted with a third party for the production of Antizol under GMP conditions. Through a sublicense agreement with Mericon Investment Group, Inc. (“MIG”), we have an exclusive, worldwide license to develop and market Antizol, which expires in July 2013, subject to a five year renewal through July 2018 exercisable by MIG at our request. This agreement includes a royalty that is paid quarterly.

        Cystadane® (betaine anhydrous for oral solution)
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is distributed by an affiliate of Cardinal Health to patients in the United States through retail pharmacies. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. Based on published epidemiology studies, it has been estimated that homocystinuria occurs about once in every 200,000 live births worldwide and that there are estimated to be 1,000 patients with homocystinuria in the United States. The annual market potential for Cystadane may approach $1.0-$1.5 million in the United States. The Company receives sales revenue generated outside of the United States through its licensees. Cystadane revenues met the Company’s expectations in 2003 and are expected to grow slightly in subsequent periods. The Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients.

The Company obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provided marketing exclusivity to the Company through October 2003. The Company does not expect the expiration of orphan drug protection to significantly impact the sales of Cystadane in 2004 given the relatively small market size. The Company has contracted with a third party for the production of Cystadane under GMP conditions. No license was required for the Company to develop and market Cystadane.

The Company is not currently sponsoring any clinical trials with/for Cystadane but is aware of, and supporting through unrestricted grants, clinical trials being conducted by independent investigators affiliated with major hospitals to assess the safety and efficacy of Cystadane as a stand alone or adjunctive therapy for the following indications: Non-alcoholic steatohepatitis, Rett syndrome, rheumatoid arthritis and hyperhomocystinemia. The Company does not expect that the results of any of these clinical trials will significantly enhance or decrease the current limited market potential for Cystadane in the near future. Depending on the results, these trials may result in potential long-term opportunities for us.

        Antizol-Vet® (fomepizole) for injection
In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet as a treatment for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $300,000. We have found that stocking of this product has been limited due to its high cost, but it is ordered when a poisoning occurs. Antizol-Vet revenues met our expectations in 2003 and are expected to remain constant or decline in subsequent periods. Revenues from this product have not been nor will they be material to our product revenue.

Federal law provided us with a marketing exclusivity period through November 2001 for the use of Antizol-Vet in dogs for the approved indication. We have contracted with a third party for the production of Antizol-Vet under GMP conditions.

We have partnered with several leading regional and national veterinary wholesalers to distribute Antizol-Vet to veterinary clinics. It is believed that the current partners effectively and efficiently encompass the entire country with limited sales territory overlap, thus helping prevent downward retail pricing pressures. We do not anticipate adding additional distribution partners. These agreements do not result in material revenue.

Disposition of products
On June 10, 2003, we announced the disposition of Busulfex® (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. We announced the sale of the product Sucraid® (sacrosidase) oral solution to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. We also divested a third product, Elliotts B Solution® to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets.

PRODUCTS UNDER DEVELOPMENT
We incurred $10.8 million, $8.7 million and $7.0 million of Product Development expenses for the years ended December 31, 2003, 2002 and 2001, respectively. We had $14.7 million of outstanding commitments for spending associated with product development spending for the following development projects at December 31, 2003.

SLEEP DISORDERS — INVESTIGATIONAL PRODUCT
        Xyrem® (sodium oxybate)® oral solution-Excessive Daytime Sleepiness
We are conducting two Phase III (b) clinical trials for Xyrem. These controlled clinical trials assess the efficacy of Xyrem in treating excessive daytime sleepiness (EDS) related to narcolepsy. These trials continue to progress toward completion in early 2004 with the data to be compiled into a supplemental New Drug Application (sNDA) to the FDA expected in the second half of-2004. We expect that the FDA will take action on this sNDA in mid 2005. If approved, this sNDA may provide an expanded indication which could increase the market opportunity for the product.

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

We plan to initiate a proof-of-principle trial to assess the efficacy of Xyrem in the treatment of the symptoms of fibromyalgia. Patient enrollment in this trial is expected to begin in the second quarter of 2004. Data from this trial is expected to be available in mid 2005. At that time we will determine whether or not to pursue a development program in support of a regulatory application.

        Butamben (butyl-p-amino benzoate)
Butamben is a new treatment for pain. It is intended to provide physicians with an effective adjunct for their patients who require long-term management of moderate-to-severe chronic pain. Butamben is a unique, material-based, long-acting local anesthetic that is delivered by epidural injection. It selectively blocks pain afferentation by blocking transmission in A delta and C fibers in peripheral nerves. Butamben blocks fast-sodium ion channels, which leads to hyperpolarization of the neuronal membrane and long-term pain control. It is non-neurolytic and non-narcotic. Butamben provides effective, long-term relief from pain, with no motor blockade and minimal side effects. The product will be used initially in patients who either have pain that is not alleviated by escalating doses of oral analgesics or need relief from the side effects that accompany these escalating doses. Treatment with butamben may allow patients to reduce their doses of oral analgesics, and thereby reduce dose-related analgesic side effects. Butamben is currently in Phase II clinical development. We are in the process of defining the manufacturing process for butamben and, if successful, expect to meet with the FDA to review a development program for this product. Human clinical trials will not begin until after we meet with the FDA to review the proposed development program. We do not expect any revenue from this product until at least 2007.

Product Development Risk Management
Our product strategy has been designed, in part, to mitigate its overall business risk. We have pursued multiple distinct therapeutic areas within CNS such as sleep and pain pharmaceuticals rather than concentrating financial, development and marketing resources on a single therapeutic area or a single platform technology. To reduce its product development risk, we generally seek to develop products that (1) have some clinical history, (2) have a straightforward formulation that can be readily manufactured with established technologies, and (3) do not require excessive specialized processes for development or manufacture. In addition, we generally seek to acquire products that are already in Phase II or Phase III clinical trials, or in an earlier stage of development with proof of concept established. When a product is licensed without the equivalent of Phase II or III data, we may conduct one or more “proof of concept” trials to better assess the likelihood of efficacy or safety. Each such pilot trial is narrowly defined. We do not conduct extensive basic research to discover new chemical entities. We may also purchase rights to approved products. To reduce its marketing risk, we generally attempt to obtain some form of proprietary protection, such as patent protection, orphan drug status, exclusive licensing agreements, or sole supplier agreements.

Proprietary Rights
We believe it is important that its products receive patent protection or orphan drug status or have other factors that limit potential competition. When available and appropriate, we will seek orphan drug status to enhance or provide proprietary protection to a product. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a 10-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations. We have two products with orphan drug status. Applications for orphan drug designation will be made when and where appropriate and available for any additional indications or products that may be licensed in the future.

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

With respect to additional products it may license in the future, if any, we expect that such licenses will include, if such rights are available, an assignment of the licensor’s proprietary rights with respect to the licensed product. We also seek foreign patent protection for is products and has applied for patents outside the U.S. for Xyrem. We have licensed two patents related to a new potential development opportunity, butamben. We expect to have a second meeting with the FDA to finalize a development program for this product. We evaluate the desirability of registering approved patents or other forms of protection for its products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.

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

Typically, pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the product’s pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies, together with the general investigative plan, protocols for specific human studies and other information, are submitted to the FDA as part of the IND application. The FDA regulations do not, by their terms, require FDA approval of an IND. Rather, if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND, they allow a clinical investigation to commence. As a practical matter, however, FDA approval is often sought before a company commences clinical investigations. That approval may come within 30 days of IND receipt, but may involve substantial delays if the FDA requests additional information.

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

A clinical trial may combine the elements of more than one phase (i.e., a Phase I/II or II/III trial) and typically two or more Phase III studies are required for FDA approval. A company’s designation of a clinical trial as being of a particular Phase is not necessarily indicative that such a trial will be sufficient to satisfy the FDA requirements of that Phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. In addition, a clinical trial may contain elements of more than one Phase notwithstanding the designation of the trial as being of a particular Phase. The FDA closely monitors the progress of the Phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data accumulated and its assessment of the risk/benefit ratio to patients. It is not possible to predict with certainty the time required to complete Phase I, II and III studies with respect to a given product.

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

Operating Functions
We have structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in our processes of product acquisition, development and marketing.

        Product Acquisition
We actively search for product licensing opportunities. The continual acquisition of products for development and/or commercialization is a key element of our growth strategy. We attract product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of its activities by governmental, academic and industry sources. Since its inception, we have evaluated many product opportunities. To date, seventeen products have been acquired and, of these, three products were developed, marketed and subsequently divested (Busulfex, Sucraid, and Elliotts B Solution) and four products (Xyrem, Antizol, Cystadane and Antizol-Vet) have been developed and are currently being marketed by us. In addition, Xyrem is also currently under development for other indications.

We seek to acquire pharmaceutical products within CNS markets that, in our opinion, generally:

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
  Have, or are candidates for, patent protection, orphan drug designation or have other characteristics that enhance our competitive position;
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
  Complement our other products in order to leverage existing talent and resources.

In selecting additional products for potential inclusion in its portfolio, we generally focus on acquiring rights to medicines that serve niche or defined patient populations served by specialty physicians. Major drug companies are less likely to address these niche markets because they do not believe these markets will produce acceptable revenues and returns. This reluctance limits the number of potential sources of competition. In addition, a product designed for smaller patient populations may be eligible for orphan drug designation. By obtaining orphan drug designation, we are granted exclusive marketing rights or status in the United States for seven years, subject to certain limitations, after an NDA for a product is approved, if we are the first to receive approval for the designated drug and indication.

We seek to acquire potential products that already have, or will not require, a substantial quantity of clinical data to demonstrate their relative efficacy and safety. We also search for product candidates that represent new delivery methods or dosage forms of previously approved or known compounds because we believe these types of products are more likely to be quickly approved by the FDA and accepted by the medical community. In addition, we attempt to develop medicines where clear clinical endpoints can demonstrate their effectiveness. Generally, we seek to acquire products that can be developed to the point of FDA approval within three to five years of their acquisition. Typically, we also focus our development efforts on one indication and, when possible, one dosage form to minimize development costs. Potential additional indications or dosage forms may be evaluated, but only after the primary NDA is submitted and/or approved.

An additional element of our product development strategy is to acquire products that have or can have a degree of proprietary protection. Generally, this goal is accomplished by selecting products that are covered by patents, are eligible for orphan drug designation, or are the subject of an exclusive license from a sole supplier or a manufacturer with specialized or proprietary processes. The likely availability of adequate levels of reimbursement from third-party payors is also an important factor in product acquisition decisions.

        Product Development
Pharmaceutical product development is one of the Company’s principal activities. We have incurred in excess of $60 million in expenses for research and development activities through December 31, 2003. In addition, the Company estimates that it will need to incur at least an additional $14.7 million of expense in research and development activities over the next four quarters relating to the products it currently markets, including obtaining any potential additional Xyrem indications. Although we believe we have sufficient cash available for currently anticipated clinical trials, we may need additional capital to fund clinical trials related to products that we may acquire or develop in the future or for trials related to new indicators of existing products.

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

We use a single contract drug product manufacturer for each of our products. These manufacturers have been approved by the FDA for the production of our approved products. Following is a listing of the Company’s contract drug product manufacturers:

Contract Drug Product Manufacturer	Marketed and Proposed Products
An affiliate of Boehringer Ingelheim	Antizol, Antizol-Vet
Ropack, Inc.; ProClinical Inc.	Cystadane
DSM Pharmaceuticals, Inc.	Xyrem

In addition to the contract drug product manufacturers, we use single suppliers for the bulk drug substance for Antizol, Antizol-Vet and Xyrem. Ash Stevens, Inc. is the Company’s sole supplier of bulk drug substance for the manufacture of Antizol and Antizol-Vet; while Lonza, Inc. is the Company’s sole supplier of bulk drug substance for the manufacture of Xyrem.

We believe that there are alternate manufacturing sources that would be available both on acceptable terms and on a timely basis for our products. Therefore, the termination of any of our manufacturing contracts would not be expected to have a material adverse effect on the supply of our products.

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

The Company has a contract with a central pharmacy to distribute Xyrem in the United States. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review and approval process, and distribution is strictly controlled. The specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed. The agreement with the central pharmacy calls for fees to be paid based on the number of bottles shipped to patients and is for a term of three years, ending September 2005. This agreement may be terminated for cause or noncompliance with appropriate notice given according to the provisions of the agreement.

We believe that there are alternative distribution channels that would be available both on acceptable terms and on a timely basis for our products. Therefore, the termination of any of our distribution agreements would not be expected to have a material adverse effect on the sale of our products.

Competition
Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including, but not limited to, those described below.

•	Product Acquisition – The Company will compete with other entities in acquiring product rights from other companies, universities, other research institutions, as well as from other potential licensors.
•	Product Development Resources – The Company will compete for certain resources, such as the services of clinical investigators, contract manufacturers, advisors and other consultants. The Company will generally have little or no control over the allocation of such resources.
•	Orphan Drug Designation – The Company is aware of another company that filed for and received orphan drug designation on a product similar to one of its products. Teva (formerly Biocraft) had been granted orphan drug designations for their sodium oxybate. Sodium oxybate is the equivalent of the Company’s Xyrem product. In 1999, the Company entered into an agreement with Teva that, in effect, transfers Teva’s development data to the Company. While the Company is not aware of others holding or seeking orphan drug designation for products that would compete with the Company’s products for NDA approval, there can be no assurance that the Company’s products will not have such competition from another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication.
•	Marketing And Sales – Each of the Company’s current products will face competition from other products or from other therapeutic alternatives. The Company’s products may compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company. The following is a description of competition that our products face.
•	Xyrem: for the cataplexy symptoms of narcolepsy, tricyclic and SSRI antidepressants are used although they are not approved for this use.

•	Xyrem: for excessive daytime sleepiness associated with narcolepsy, Provigil® / modafinil (Cephalon) is approved as a wakefulness-promoting drug. Stimulant drugs are also used for this symptom although not specifically approved for narcolepsy. Xyrem may not be directly competitive with these agents as its use in combination with modafinil or stimulants may be additive or, in fact, synergistic.

•	Antizol: prior to the introduction of Antizol, ethanol has been used for many years for the treatment of ethylene glycol and methanol poisonings. Although not approved for this use, it continues to be used in some hospitals.

•	Cystadane: no competitors.

•	Manufacturing – The Company may also compete for limited manufacturing capacity or availability.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Company as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001, are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent registered public accounting firm, included elsewhere in this Form 10-K. The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ending December 31, 2000 and 1999 are derived from financial statements, which are not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

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

Remainder of page intentionally left blank

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Orphan Medical, Inc. (the “Company” or “we”) acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous system (CNS) disorders that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA). Three of these products have been divested, and the Company is now focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significiant and debilitating symptom of narcolepsy. The Company is conducting clinical trials to assess Xyrem in treating excessive daytime sleepiness and fragmented nighttime sleep, the other prominent symptoms of narcolepsy. A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain. The Company is seeking other approved or development-stage products in the specialty CNS areas it serves. The Company also markets Antizol® (fomepizole) Injection, as a treatment for suspected or confirmed ethylene glycol or methanol poisonings and Cystadane® (betaine anhydrous for oral solution) for the treatment of homocystinuria, an inherited metabolic disease.

Since its inception, the Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 2003 of $56.3 million. The accumulated deficit declined in 2003 as a result of the gain on the divestment of certain products. In addition, the Company expects to incur additional losses from operations in 2004.

Recent Developments

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem to Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech). Under the terms of the agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an upfront payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which is expected to begin no earlier than 2005. The licensing agreement includes the use of Xyrem in narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome. The term of this agreement is for 10 years from the date of approval in Europe with automatic extension until Celltech provides 12 months notice to Orphan Medical. The agreement may be terminated under certain conditions including material breach of contract provisions prior to the initial ten year term.

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement with Celltech. Upon expiration of refund conditions, this fee will be recognized ratably over the expected regulatory approval period. Future milestone payments are expected to be recognized as earned based on the achievement of the milestone as indicated in the license agreement. See Note 5 to the financial statements for additional details regarding the Celltech transaction.

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

Results of Operations

At December 31, 2003, we reclassified certain operating expenses to align the financial statements with our current management of its operations.  These expenses were reclassified from General and Administrative expenses to Development and Sales and Marketing expenses.

Twelve Months Ended December 31, 2003 Vs. Twelve Months Ended December 31, 2002
In June 2003, we announced the disposition of Busulfex to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. We announced the sale of the product Sucraid to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. We also divested a third product, Elliotts B Solution to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and central nervous system (CNS) markets. Total gain from the divestment of these products of $30.3 million is recorded as Gain on Divestment of Products.

Product Revenue Summary
The following is a summary of product revenue for the year ended December 31, 2003 compared to product revenue for the year ended December 31, 2002:

	Year ended December 31,		Variance
	2003	2002	$	%

Antizol	$6,622	$6,103	$519	9%
Antizol-Vet	274	288	(14)	(5%)
Cystadane	1,186	994	192	19%
Xyrem	3,931	250	3,681	1472%
Busulfex(1)	3,321	7,748	(4,427)	(57%)
Elliotts B(1)	15	35	(20)	(57%)
Sucraid(1)	177	712	(535)	(75%)

Total	$15,526	$16,130	$(604)	(4%)

(1) - These products were divested during the second quarter of 2003.

Revenue decreased $0.6 million or 4% to $15.5 million for the year ended December 31, 2003 compared to $16.1 million the prior year. The decrease is the result of the product divestments completed in June 2003, offset by increases in Xyrem, Antizol and Cystadane revenues. The divested products contributed $3.5 million of revenue through the divestment date in 2003 compared to $8.5 million of revenue in fiscal 2002. Revenue from Xyrem was $3.9 million for the year ended December 31, 2003 compared to $0.3 million in fiscal 2002. This increase is the result of increased prescription volume for the product. The product was commercially launched in early October 2002. Antizol revenue increased $0.5 million or 9% as hospital stocking of the product rose slightly, along with an increase in the number of uses resulting from poisonings during the year. Cystadane revenue increased $0.2 million or 19% as a result of increased in the number of prescriptions during the year. The Company expects total revenue in fiscal 2004 to be in the $18.0-- $20.0 million range with Xyrem contributing $12.0-- $14.0 million.

Cost of sales increased $0.2 million or 10% to $2.4 million for the twelve months ended December 31, 2003 from $2.2 million for the twelve months ended December 31, 2002. The increase is primarily attributable to the change in product sales mix in 2003 as a result of the product divestments discussed earlier. The gross margin for 2003 was 84% compared to 86% the prior year. The margins on all products decreased slightly in 2003 as a result of increases in the costs of product liability insurance, a component of cost of sales. The products that were divested during the year had a lower combined margin, 81% than the combined margin on the remaining products, 86%. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped. The Company expects its gross margins for Xyrem as well as its other products to be in the 85% range in 2004.

Product development expense increased $2.1 million or 24% to $10.8 million for the year ended December 31, 2003 compared to $8.7 million for the prior year. This increase is attributable to increased clinical trial activity in 2003 compared to the prior year. At December 31, 2003, we had two Phase III(b) trials underway to evaluate Xyrem as a treatment for excessive daytime sleepiness associated with narcolepsy. We had only one Phase III(b) trial underway in

2002. We expect product development expense in 2004 to increase from 2003. This increase will be attributable to the completion of the Phase III(b) trials, the initiation of a clinical trial evaluating Xyrem as a treatment for fibromyalgia, the ongoing Xyrem extended release formulation activities and the continued evaluation of Butamben as a treatment for chronic malignant pain.

Sales and marketing expense increased $3.6 million or 28% to $16.4 million from the $12.8 expense recorded in 2002. The primary reason for the increase is a full-year of expense associated with the commercialization of Xyrem. These costs included $7.4 million for the sales force for Xyrem, hired late in the third quarter of 2002, and the sales administration functions compared to $1.8 million the prior year; $5.1 million of expenses for marketing programs for Xyrem compared to $4.2 million in 2002; and other smaller increases. These increases were offset by certain expense savings associated with the divestment of products in 2003, $2.5 million. Sales and marketing expense include the costs of the field sales force, marketing programs and marketing and sales administration costs. The Company expects sales and marketing expense to decline slightly in 2004 as a result of the elimination of expenses associated with the products that were divested in 2003.

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

We recorded minimum interest expense associated with its line of credit facility, its capital lease and the amortization of warrants issued in connection with the line of credit facility entered into in March 2003. The amortization of warrants is over the term of the credit facility or one year.

We have a history of pre-tax losses and had not generated taxable income since inception until 2003. While the Company had pre-tax income in 2003, the Company utilized a portion of its net operating loss carryforward and therefore, only recorded income tax expense for the alternative minimum taxes that were owed.

As of December 31, 2003, we had $35.9 million of net operating loss carryforwards available to offset future taxable income which begin to expire in 2010. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

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

Twelve Months Ended December 31, 2002 Vs. Twelve Months Ended December 31, 2001
Product Revenue Summary
The following is a summary of product revenue for the year ended December 31, 2002 compared to product revenue for the year ended December 31, 2001:

	Year ended December 31,		Variance

	2002	2001	$	%

Antizol	$6,103	$4,543	$1,560	34%
Antizol Vet	288	268	20	7%
Cystadane	994	727	267	37%
Xyrem	250	—	250	NM
Busulfex (1)	7,748	5,073	2,675	53%
Elliotts B (1)	35	43	(8)	(19%)
Sucraid (1)	712	620	92	15%

Total	$16,130	$11,274	$4,856	43%

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

Sales and marketing expense increased to $12.8 million for the twelve months ended December 31, 2002 from $5.7 million for the twelve months ended December 31, 2001, an increase of $7.1 million or 125%. This increase is largely attributable to activities for Xyrem, including the development of marketing materials and the ongoing activities associated with initial introduction of a new product ($3.1 million), the recruitment and training of a dedicated specialty sales force ($1.8 million) and the implementation of the specialty distribution system ($0.6 million). The Company had an increase of $1.4 million of costs associated with the marketing and selling of its Busulfex and Antizol product lines.

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

The primary sources of capital for the year ended December 31, 2003 were from product revenues and gross proceeds of $30.9 million from the divestment of three of its products in June 2003. These divestments were completed to focus the Company’s resources on Xyrem in the treatment of certain symptoms of narcolepsy and the conduct of certain clinical trials assessing the effectiveness of Xyrem in treating additional symptoms of narcolepsy.

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem (sodium oxybate) oral solution to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an initial payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which is expected to begin no earlier than 2005. The ten-year licensing agreement includes the use of Xyrom in narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome. The term of this agreement is for 10 years from the date of approval in Europe with automatic extension until Celltech provides 12 month notice to Orphan Medical. The agreement may be terminated under certain conditions including material breach of contract provisions prior to the ten year initial term.

The Company used more capital than its operations generated in 2003. The Company expects to incur a loss from operations resulting in 2004 and 2005, which will decrease capital. The Company continues to invest its capital in product development activities that may provide opportunities to enhance the commercial opportunities for Xyrem. The Company has committed $14.7 million to future product development activities. In addition, the Company also continues to use capital to develop and enhance the commercial programs for Xyrem. The Company expects that these efforts may result in increased Xyrem revenues. In the longer term, the Company expects that its current cash balances, cash flow from product revenues and any milestone payments received in accordance with the terms of the Celltech agreement will be sufficient to fund operations well into 2005. The Company may consider additional sources of capital should it decide to expand its product development programs or acquire additional products.

On April 14, 2004, the Company filed a “shelf” registration statement with the Securities and Exchange Commission (SEC) for the registration of 4,000,000 shares of common stock. Although we believe we have sufficient cash available for currently anticipted clinical trials, proceeds might be used for trials related to products that we may acquire or develop in the future or for trials related to new inducations of existing products.

The Company entered into a line of credit facility with a commercial bank on March 28, 2003. The facility was amended in June 2003 as part of the product divestments in June. The line of credit facility, which has a term of one-year, includes a borrowing base equal to 75% of eligible accounts receivable up to a maximum amount of $2.5 million as amended in June 2003. Certain other assets have also been pledged as collateral for this facility. The interest rate is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%. The Company will be subject to certain other requirements during the term of the facility, including minimum quarterly net equity amounts and maximum monthly net losses. At December 31, 2003, there was $1.8 million available under this facility. In late March 2004, the Company extended this facility to September 30, 2004 under the same terms described above. The Company has not borrowed under this facility.

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

In addition there are restrictions on our ability to raise additional capital that are part of the terms of the sales of our preferred stock. On July 23, 1998, we completed the private sale to UBS Capital of $7.5 million of Senior Convertible Preferred Stock. On August 2, 1999, we completed another private sale to UBS Capital of $2.95 million of Series B Convertible Preferred Stock. In conjunction with the issuance of the preferred shares, we agreed to several restrictions and covenants, and granted certain voting and other rights to the holders of the preferred shares. One of the most important of these restrictions is that we cannot incur additional indebtedness, except for indebtedness secured solely by our trade receivables, until we have profitable operations, subject to certain limitations. Another important restriction is that, without the approval of a majority of the preferred stockholders, we cannot issue additional equity securities unless the selling price per share exceeds the then conversion price of the outstanding convertible preferred stock or the sale of equity is accomplished in a public offering. The present conversion price is $8.14 per share for the Senior Convertible

Preferred Stock and $6.50 for the Series B Convertible Preferred Stock. These restrictions could make it more difficult and more costly for us to obtain additional capital. We cannot assure you that additional sources of capital will be available to us or, if available, on terms acceptable to us.

Possible Price Volatility and Limited Liquidity of Common Stock.

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

There is also a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq’s requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both criteria as of December 31, 2003, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

These and other factors and events may have a significant impact on our business and on the market price of the common stock.

There is a limited market for our products.

Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. Although we expect combined revenue from the sales of Antizol, Cystadane, and Antizol-Vet in 2004 to be approximately $7.0 million, we believe that the total market opportunity for these three products is not likely to exceed $10.0 million in the foreseeable future.

We expect revenue from Xyrem in 2004 to be approximately $12.0 million to $14.0 million. We believe that the market opportunity for Xyrem may be substantially larger for the indication of cataplexy in narcolepsy, and, if our clinical trials in our product development programs that are underway produce positive data, they may result in increased market opportunity for Xyrem. However, we cannot assure you that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

We currently rely on the limited protection of the Orphan Drug Act for certain products.

Since its inception, all of our products have been granted orphan drug status by the FDA. Medicines developed or acquired in the future may hold orphan drug status, although we may develop or acquire products that do not hold such status if we can obtain appropriate proprietary protection through patents or otherwise.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA’s recognition of “orphan drug status.” The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with “orphan drug designation” for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Xyrem, Antizol, and Cystadane. Upon expiration of orphan drug status, our products might be subject to competition from other pharmaceutical companies.

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

Europe
An orphan drug act was enacted in the European Union that provides up to ten years of market exclusivity for a drug that meets the requirements of the act. For a pharmaceutical product to qualify for the benefits of the act, the prevalence or incidence (whichever is greater) must not exceed five patients per 10,000 in the population. Our European partners have obtained orphan drug designation for Cystadane in Europe. The Company has obtained orphan drug designation for Xyrem and Antizol, for use in methanol poisonings, in Europe. European orphan drug designation of Antizol was withdrawn by the Company in 2003. We cannot provide assurance that any of our pharmaceutical products will qualify for orphan drug protection in the European Union or that another company will not obtain an approval that would block us from marketing our product in the European Union.

Patents and other proprietary rights are important factors in our business.

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

We have orphan drug protection for Antizol and Xyrem, which provides proprietary protection against potential competition. We could, however, incur substantial costs asserting any infringement claims that we may have against others. Upon expiration of orphan drug status our products might be subject to competition from other pharmaceutical companies.

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

The FDA and foreign regulatory authorities must approve any new products we may develop, including butamben, before such products can be commercially sold.

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

Four of our currently marketed products have been approved for marketing by regulatory authorities in the United States and elsewhere. We cannot assure you that any of our products will be commercially successful or achieve the expected financial results as a result of limited markets for our products as discussed in the risk factor entitled, “There is a limited market for our products”. We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

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

In addition we continue to invest in the development of additional indications for Xyrem. This spending, along with costs associated with the on-going marketing and selling of Xyrem, resulted in a loss from operations in fiscal 2003. We expect that we will incur a loss from operations in 2004 and 2005.

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

We have invested most of our capital in the development of products already licensed to or under the control of the Company, therefore this risk has not had a material impact on our business in the past. However as we look for additional opportunities to expand our product portfolio, this risk factor may have an adverse effect on our business.

A failure by our suppliers to deliver product timely could adversely affect sales revenue.

We do not have and do not currently intend to establish any manufacturing capability for drug products. Instead, we engage third parties to manufacture our products. Failure by parties with whom we contract to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise adversely affect our business and our prospects.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We currently have a single supplier for the supply of bulk drug substance used in Antizol and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance. We also currently use a single supplier for the supply of bulk drug substance used in Xyrem, which is expected to account for approximately 65% of our revenue in 2004. If we were to lose this company as a supplier, we would be required to identify a new supplier.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We also use a single supplier for drug product manufacturing of Antizol, Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer; We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change.

We cannot control our contractors’ compliance with applicable regulations.

The FDA defines and regulates good manufacturing practices to which bulk drug suppliers and drug product manufacturers are subject. The Drug Enforcement Agency (DEA) defines and regulates the handling and reporting requirements for certain drugs which have abuse potential, known as “scheduled drugs.” Foreign regulatory authorities prescribe similar rules and regulations. Our supply and manufacturing contractors must comply with these regulatory requirements. Failure by our contractors to comply with FDA or DEA requirements or applicable foreign requirements could result in significant time delays or in our inability to commercialize or continue to market a product. Either result could have a material adverse effect on our business and prospects. Failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, or potential criminal and civil liability for Orphan Medical, our officers, or our employees. This risk has not impacted us in the past and we are not aware of any instances of noncompliance with applicable regulations that may materially impact our business. We cannot assure you that we will be able to maintain relationships either domestically or abroad with contractors whose facilities and procedures comply or will continue to comply with FDA or DEA requirements or applicable foreign requirements.

We have a single distribution for three of our products: Antizol, Antizol-Vet and Cystadane.

We have an agreement with a single distribution contractor to provide integrated distribution and operations services to support transactions between us and our wholesalers, specialty distributors, and direct customers. This contractor also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products. The contractor currently distributes Antizol, Antizol-Vet and Cystadane. The contractor may also distribute future products should those products receive marketing clearance from the FDA. A failure by this distributor to fulfill its responsibilities might have an adverse affect on our ability to meet customer demand in a timely manner.

We cannot assure you that our distribution arrangements with these entities or other companies would be available, or continue to be available to us on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor would have a material adverse effect on our business and prospects.

Xyrem is clasified as a Schedule III controlled substance.

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

Our purchases of sodium oxybate, the active ingredient in Xyrem, for use in the production of Xyrem are subject to quota that is approved by the U.S. Drug Enforcement Administration. Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantitities of sodium oxybate that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth, as of March 1, 2003, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who, to the knowledge of the Company, owned beneficially more than five percent of such stock, and (ii) each director, (iii) each executive officer named in the “Summary Compensation Table” above, and (iv) all directors and executive officers as a group. Unless otherwise noted, the shares listed in the table below are subject to sole voting and investment power of the indicated person.

Beneficial ownership is determined and presented in the table on the following page in accordance with rules of the Securities and Exchange Commission, and includes general voting power and/or investment power with respect to the securities. Shares of the Company’s Common Stock subject to options currently exercisable or exercisable within 60 days of March 1, 2004, are deemed to be outstanding for purposes of computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. With respect to UBS Capital II LLC, the percentage of ownership calculation is based on Common Shares outstanding as of March 1, 2004, plus 1,069,533 shares of Common Stock, which represents 8,706 shares of Senior Convertible Preferred Stock owned by UBS Capital II LLC on an as converted basis.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Alta Partners II, Inc. (1)	1,212,121	11.27%
One Embarcadero Center, Suite 4050
San Francisco, CA 94111
OrbiMed Advisors LLC (2)	1,617,302	15.04
767 Third Avenue – 6th Floor
New York, NY 10017-2023
UBS Capital II LLC (3)	1,250,406	10.42
299 Park Avenue
New York, NY 10171-0026
Galleon Group (4)	882,358	8.21
135 East 57th Street, 16th Floor
New York, NY 10022-2050
John Howell Bullion (5)	594,362	5.30
William Houghton, M.D. (6)	190,341	1.74
Mark D. Perrin (7)	62,750	*
Timothy G. McGrath (8)	65,739	*
Farah Champsi (9)	13,000	*
Michael Greene (10)	28,000	*
Thomas King (11)	13,000	*
Julius A. Vida, Ph.D. (12)	28,000	*
William M. Wardell, M.D., Ph.D. (13)	59,500	*
All directors and executive officers as
a group (11 persons)(14)	1,214,158	10.28

_________________

*  Less than one percent.

(1)

Alta Partners II, Inc. serves as the management advisory company of various funds which hold shares of the Company’s Common Stock. In this capacity, Alta Partners II, Inc. is affiliated with Alta BioPharma Partners II, L.P., Alta Embarcadero BioPharma Partners II, LLC, Alta BioPharma Management Partners II, LLC, Alta Partners II, Inc. and Jean Deleage, Alix Marduel and Farah Champsi. The beneficial ownership information is based on a schedule 13D filed by Alta Partners on December 17, 2001.

(2)

OrbiMed Advisors LLC has shared voting and dispositive power with respect to 1,617,302 shares of the Company’s Common Stock. The number of shares beneficially owned is based on a schedule 13G filed by OrbiMed Advisors on February 14, 2003. Mr. Samuel Isaly has voting power fro these shares.

(3)

UBS Capital II LLC has sole voting and investment power with respect to: 8,706 shares of Senior Convertible Preferred Stock, which is convertible into 1,069,533 shares of Common Stock, and 180,873 shares of unregistered Common Stock. The shares of Senior Preferred Convertible Stock vote on an as-converted basis. In addition, UBS Capital owns (i) 3,677 shares of non-voting Series B Convertible Preferred Stock, which is convertible into 565,692 shares of Common Stock, (ii) a warrant to purchase up to 2,050 shares of non-voting Series C Convertible Preferred Stock or 315,385 shares of Series D Non-Voting Convertible Preferred Stock or any combination thereof up to a maximum aggregate purchase price of $2,050,000 and (iii) a warrant to purchase up to 282,353 shares of Series D Non-Voting Convertible Preferred Stock. Mr. Michael Greene, a director of the Company, has voting power for these shares.

(4)	Based on a schedule 13F filed by Galleon Group LP on February 6, 2004.

(5)	Includes 466,650 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(6)	Includes 175,370 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(7)	Includes 62,750 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(8)	Includes 63,635 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(9)

Includes 13,000 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004. Ms. Champsi is affiliated with Alta Partners II, Inc. and she disclaims beneficial ownership of any shares of Common Stock beneficially owned by Alta Partners II, Inc. and its affiliates.

(10)	Includes 28,000 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(11)	Includes 13,000 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(12)	Includes 28,000 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(13)	Includes 58,000 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(14)	Includes 1,054,765 shares that may be acquired within 60 days of March 1, 2004 through the exercise of options by all executive officers and directors as a group.

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

Description	Page Number In This Annual Report
Schedule II — Valuation and Qualifying Accounts: Years Ended December 31, 2003, 2002 and 2001	F-17

(a)(3).   Listing of Exhibits

Exhibit Number	Description	Method of Filing
3.1	Certificate of Incorporation	(2)
3.2	Bylaws of OMI, as amended	(1)
4.1	OMI 1994 Stock Option Plan	(1)
4.2	OMI Employee Incentive Stock Option Agreement	(1)
4.3	OMI Non-Incentive Stock Option Agreement	(1)
4.4	OMI Non-Incentive Stock Option Agreement	(1)
10.01	Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994	(3)
10.02	Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment Group, Inc.dated December 17, 1993	(4)
10.03	Employment Agreement between OMI and John Howell Bullion dated October 29, 1999	(7)

Exhibit Number	Description	Method of Filing
10.04	Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and Mericon Investment Group, Inc. dated October 5, 1994	(5)
10.05	License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon Investment Group, Inc. dated July 6, 1993	(6)
10.06	IRS tax qualification letter dated January 10, 1996 regarding the favorable determination of the tax status of the OMI 401(k) Savings Plan	(8)

Exhibit Number	Description	Method of Filing
10.07	Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.	(9)
10.08	Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.	(10)
10.09	Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust, Caduceus Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.	(11)
10.10	Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND	(12)
10.11	Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999	(13)
10.12	Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting Preferred Stock	(14)
10.13	Warrant to purchase shares Series D Non-Voting Preferred Stock	(15)
10.14	Form of Change in Control Agreement to be entered into between the OMI and Certain Executives	(16)
10.15	License agreement for Xyrem between OMI and Celltech Pharmaceuticals plc dated October 30, 2003	Filed herewith*
10.16	Distribution and Services Agreement between OMI and Express Script Specialty Distribution Services, Inc. date July 29, 2002	Filed herewith*
23.1	Consent of Ernst & Young LLP	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(2)	Incorporated by reference to the corresponding exhibit number in OMI’s Registration Statement on Form S-3 filed on February 5, 2002, Commission File No. 333-82222.
(3)	Incorporated by reference to Exhibit Number 10.3 in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(4)	Incorporated by reference to Exhibit Number 10.9 in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(5)	Incorporated by reference to Exhibit Number 10.14 in OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(6)	Incorporated by reference to Exhibit Number 10.15 in OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(7)	Incorporated by reference to Exhibit Number 10.11.1 included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(8)	Incorporated by reference to Exhibit Number 10.36 in OMI’s Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 333-02200.
(9)	Incorporated by reference to Exhibit Number 10.48 in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
(10)	Incorporated by reference to Exhibit Number 10.52 included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
(11)	Incorporated by reference to Exhibit Number 10.53 included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(12)	Incorporated by reference to Exhibit Number 10.54 included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(13)	Incorporated by reference to Exhibit Number 10.55 in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(14)	Incorporated by reference to Exhibit Number 10.57 in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(15)	Incorporated by reference to Exhibit Number 10.58 in OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(16)	Incorporated by reference to Exhibit Number 10.59 included with OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.

*

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 230.406.

(b). Reports on Form 8-K
Current Report on Form 8-K filed October 23, 2003 under Item 12, “Disclosure of Results of Operations and Financial Condition” reporting 2003 Third Quarter results and financial condition.

Current Report on Form 8-K filed October 31, 2003 under Item 5, “Other Events” reporting a licensing agreement with Celltech plc.

Current Report on Form 8-K filed February 20, 2004 under Item 12, “Disclosure of Results of Operations and Financial Condition” reporting 2003 Fourth Quarter and annual results and financial condition.

(c). Exhibits See Item 15(a)(3) above.

(d). Financial Statement Schedules See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 9th day of June, 2004.

ORPHAN MEDICAL, INC.
By:	/s/ John Howell Bullion

John Howell Bullion Chief Executive Officer
/s/ Timothy G. McGrath

Timothy G. McGrath Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of June 9, 2004.

SIGNATURE	TITLE

/s/ John Howell Bullion	Chief Executive Officer (Principal Executive Officer)
and a Director
John Howell Bullion

*	Director

Michael Greene

*	Director

Julius A. Vida

*	Director

Farah Champsi

*	Director

William M. Wardel Ph.D., M.D.

*	Director

Thomas King

/s/ Timothy G. McGrath	Chief Financial Officer (Principal Financial Officer and
Accounting Officer)
Timothy G. McGrath

By:	/s/ John Howell Bullion

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
Commitments
Shareholders’ equity:
Senior Convertible Preferred Stock, $.01 par value;
14,000 shares authorized 8,706 shares issued and
outstanding; liquidation preference of $8,706	—	—
Series B Convertible Preferred Stock, $.01 par value;
5,000 shares authorized; 3,957 and 3,677 shares
issued and outstanding; liquidation preference of
$3,957 and $3,677	—	—
Series C Convertible Preferred Stock, $.01 par value;
4,000 shares authorized; 0 shares issued and
outstanding	—	—
Series D Convertible Preferred Stock, $.01 par value;
1,500,000 shares authorized; 0 shares issued and
outstanding	—	—
Common stock, $.01 par value; 23,477,000 shares
authorized; 10,747,656 and 10,460,283 issued and
outstanding	107	105
Additional paid-in capital	76,714	74,033
Accumulated deficit	(56,325)	(66,388)

Total shareholders’ equity	20,496	7,750

Total liabilities and shareholders’ equity	$29,322	$13,139

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

See accompanying notes.

Orphan Medical, Inc.
Statement of Changes in Shareholders’ Equity
(In thousands except share data)

	Preferred Stock			Common Stock
	Shares	Amount		Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2000	11,880	$		8,442,759	$84	$57,850	$(47,179)	$(12)	$10,743
Net proceeds from
private offering
of Common Stock	—		—	1,706,999	17	12,977	—	—	12,994
Options and warrants exercised	—		—	41,700	1	267	—	—	268
Proceeds from Employee
Stock Purchase Plan	—		—	19,210	—	134	—	—	134
Compensatory options	—		—	—	—	240	—	—	240
Preferred stock dividends	243		—	53,293	1	896	(897)	—	—
Comprehensive loss:
Net loss	—		—	—	—	—	(5,997)	—	(5,997)
Unrealized loss on
available-for-sale
securities	—		—	—	—	—	—	12	12

Subtotal – comprehensive
loss									(5,985)

Balance at December 31, 2001	12,123			10,263,961	103	72,364	(54,073)	—	18,394
Offering costs from December
2001 private offering	—		—	—	—	(8)	—	—	(8)
Options and warrants exercised	—		—	125,950	1	703	—	—	704
Proceeds from Employee
Stock Purchase Plan	—		—	8,338	—	62	—	—	62
Preferred stock dividends	260		—	62,034	1	912	(914)	—	(1)
Net loss	—		—	—	—	—	(11,401)	—	(11,401)

Balance at December 31, 2002	12,383			10,460,283	105	74,033	(66,388)	—	7,750
Options and warrants exercised	—		—	205,278	2	1,520	—	—	1,522
Proceeds from Employee
Stock Purchase Plan	—		—	6,282	—	48	—	—	48
Preferred stock dividends	280		—	65,813	—	933	(934)	—	(1)
Issuance of common stock for charitable contribution	—		—	10,000	—	115	—	—	115
Warrants issued
with line of credit	—		—	—	—	65	—	—	65
Net income	—		—	—	—	—	10,997	—	10,997

Balance at December 31, 2003	12,663		$—	10,747,656	$107	$76,714	$(56,325)	$—	$20,496

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement with Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech). Upon expiration of refund conditions, this fee will be recognized ratably over the expected regulatory approval period. Future milestone payments are expected to be recognized as earned based on the achievement of the milestone as indicated in the license agreement. See Note 5 for additional details regarding the Celltech transaction.

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

Revenues for the divested products for the years ended December 31, 2003, 2002 and 2001 were $3.5 million, $8.5 million and $5.7 million, respectively, Cost of sales for the divested products was $0.6 million, $1.3 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Orphan Medical, Inc.
Notes to Financial Statements (continued)
(dollars in thousands)

5.   Product License In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem® (sodium oxybate) oral solution to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the ten-year agreement, Celltech will be responsible for the registration, sales and marketing of Xyrem in Europe. Celltech has made an initial payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones. Celltech will also pay Orphan Medical a royalty on sales of the product which are expected to begin no earlier than 2005. The licensing agreement includes the use of Xyrem in the treatment of certain indications of narcolepsy and provides Celltech with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome. The Celltech agreement provides that in the event that following and as a result of the pre-submission meeting with the EMEA, the parties mutually agree that it is not possible or commercially viable to obtain Registration for the Product in the Major European Countries, the parties may agree to terminate this Agreement, and such termination shall be subject to the terms of the Agreement. Upon any such termination, Orphan Medical shall refund to Celltech 50% of the initial payment within ninety (90) days of Celltech’s providing to Orphan Medical input relating to the pre-submission meeting and 30% of the initial payment ninety (90) days thereafter.

At March 31, 2004, the marketing applicaton had been submitted to the EMEA and the refund provisions had expired.

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

11.   Shareholders’ Equity
On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the “Preferred Shares”) in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares were initially convertible, at the option of the holders, into shares of the Company’s Common Stock at a price equal to $8.50 per share. The August 1999 financing, as discussed in the following paragraph, triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held as of August 1 (after giving effect to the semi-annual in-kind dividend distributions), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share. The Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing common stock valued at the then current market price. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company’s option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company’s Board of Directors.

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
(Dollars in thousands)

11.   Shareholders’ Equity (continued)
Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Series B Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing additional preferred stock. At the Company’s option upon their maturity in August 2009, the Series B Preferred Shares must be (a) converted into Common Stock, subject to a $1.2 million conversion fee payable in cash or by issuing additional Common Shares, or (b) redeemed for cash at $1,000 per share plus accrued dividends.

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