Form 10-K/A
period 2003-12-31
ORPHAN MEDICAL INC
filed 2004-07-20
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE
This Form 10-K/A Amendment No. 3 amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, as previously amended on March 19, 2004 and June 9, 2004.

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

The sleep disorders market is a large therapeutic area affecting an estimated 70 million to 100 million (Source: 2002 National Sleep Foundation “Sleep in America Poll”) adults in the United States, yet sleep disorders is still a market with significant unmet needs. Moreover, there is increasing recognition of the role of sleep across a range of diseases and its role in health is becoming broadly recognized. Sleep disorders have been underdiagnosed since symptoms are vague and often are missed by physicians. Therefore, sleep disorders or related illnesses may go undiagnosed and untreated for a number of years. The broader specialty CNS area is one of significant opportunities. Outside the major therapeutic areas of depression and schizophrenia, there is a wide range of diseases with unmet medical needs. Our lead product, Xyrem, has the potential to address a number of specialty CNS diseases including narcolepsy, insomnia and fibromyalgia syndrome and the Company has built unique development and commercial capabilities to address several of these opportunities. Epidemiolody studies (including NSF 2002 and Epidemiology Catchment Assessment; Mattson, Jack 4/22/2002) estimate a prevalence for insomnia exceeding 40% of the adult population in the United States. This is approximately 80 million people. According to the Mayo Clinic in a publication dated April 22, 2003, fibromyalgia affects three to eight million people in the United States. The market opportunity associated with each of these indications exceeds $1.0 billion on an annual basis. Other specialty CNS areas of high strategic interest to the Company include Parkinson’s disease, epilepsy, movement disorder, Huntington’s disease, sleep apnea, Alzheimer’s disease and mild cognitive impairment. Building on its current capabilities and expertise, the Company believe it could develop a meaningful presence in these therapeutic areas with key specialist audiences, i.e., sleep specialists, neurologists and psychiatrists.

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

Orphan Medical believes it can apply its competitive advantages to build a specialty pharmaceutical company focused on diseases of the CNS. The Company aims to:

  Avoid large market CNS diseases and concentrate on unmet needs in diseases that are treated by neurologists, psychiatrists, sleep specialists and pain specialists
  Build on the Company’s expertise in, and the science of, Gamma Hydroxybutyrate (GHB)

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

Products

The following tables summarize certain information relating to the Company’s products:

Marketed Products

Approved Product	Application	NDA Approval Date	Orphan Drug Status**
Xyrem® (sodium oxybate) oral	For the treatment of	July 2002	Granted
solution	cataplexy associated
	with narcolepsy
Antizol® (fomepizole) Injection	Antidote for ethylene	December	Granted
	glycol (antifreeze) or	1997
	suspected ethylene
	glycol ingestion in
	humans
	Antidote for methanol	December	Granted
	or suspected methanol	2000
	ingestion in humans
Cystadane® (betaine anhydrous	Homocystinuria, a	October	Granted
for oral solution)	genetic disease	1996
Antizol-Vet® (fomepizole)	Antidote for ethylene	November	Five year
for injection	glycol (antifreeze) or	1996	period of
	suspected ethylene		exclusivity
	glycol ingestion in dogs

Products Under Development

Investigational Product	Proposed Application	Phase of Development*	Orphan Drug Designation**
Xyrem® (sodium oxybate) oral	EDS/Narcolepsy	III(b)
solution
Xyrem® (sodium oxybate) oral	Fibromyalgia	IND
solution
Butamben***	Cancer Pain	II

*      Development Phases are discussed under “Business – The Regulatory Process”.
**    Orphan Drug Designation and Status are discussed under “Business – Proprietary Rights”.
***  The Company holds an inactive investigational new drug application (IND) at the FDA. See discussion under “PRODUCTS UNDER DEVELOPMENT.”

Approved Products
        Xyrem® (sodium oxybate) oral solution
Narcolepsy is a chronic neurologic sleep disorder in which sleep is “fragmented,” and does not occur in an integrated and cohesive manner. This fragmentation results in excessive daytime sleepiness (EDS), unavoidable daytime sleep attacks, cataplexy (a sudden loss of muscle control provoked by emotions), sleep paralysis (brief periods of muscle paralysis) and hallucinations (vivid and sometimes frightening dreaming when falling asleep or waking up). Other related symptoms include broken nighttime sleep, disturbances of auditory and visual perception, and lapses of consciousness and memory problems. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Based on published epidemiology studies, including Ohayon, MM. Prevalence of Narcolepsy Symptomology and Diagnosis in European General Population, Neurology 2002; 58:1826-1833; Roln, 1998; Mignot, 1998; Hublin et al., 1994c; Dement, et al., 1973 and Aldriaon, 1992, narcolepsy is thought to affect approximately 100,000 to 140,000 persons in the United States.

The second most common symptom of narcolepsy is cataplexy. Cataplexy is the most specific feature of narcolepsy and its presence is diagnostic. Published epdemiology studies, including Basseth, C. Narcolepsy Neurology Clinics 1996; 14(3): 545-550; Overcem, S. Journal of Clinical Neurophysiology 2001; 18(2): 78-105; and Chaud Harg, M.D. The Journal of Family Practice 1993; 36(2): 207-213, suggest that the prevalence of cataplexy in narcolepsy ranges from 60% to 90%. However, according to published studies and our proprietary market research, only about one-fourth to one-third of persons who are diagnosed with narcolepsy are also diagnosed with, and treated for, cataplexy.

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

As discussed below under the heading “Xrem® (sodium oxybate) oral solution-Excessive Daytime Sleepiness” we are conducting clinical trials to expand the indication for Xyrem for the treatment of EDS associated with narcolepsy. If approved for EDS, the potential market for Xyrem could be in the range of $200 million to $300 million based on estimates of the number of people with narcolepsy in the U.S.

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

Each state has the ability to schedule products more strictly or equivalent to the federally designated schedule. Most states have adopted, either administratively or legislatively, the I/III schedule as described above. The Company continues its efforts to promote consistency of scheduling across all states.

Sodium oxybate (GHB) is a known compound and is not patentable. The Company has received orphan drug status for its indicated use of Xyrem in the U.S. There are no license fees or royalty payments associated with Xyrem revenues. FDA orphan drug status extends through July 17, 2009. Upon expiration of orphan drug status, our products might be subject to competition from other pharmaceutical companies. The Company has an issued formulation patent, which expires on December 22, 2019. Other patents are pending. The Company has contracted with third-party bulk drug and drug product manufacturers for the production of Xyrem under Good Manufacturing Practices (GMP) conditions.

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

        Cystadane® (betaine anhydrous for oral solution)
Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is distributed by an affiliate of Cardinal Health to patients in the United States through retail pharmacies. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. Based on published epidemiology studies, it has been estimated that homocystinuria occurs approximately once in every 200,000 live births worldwide (Sources: Sokalova et al., 2001; Linnabank et al., 2001; Yap, 2003) and that there are estimated to be 1,000 patients with homocystinuria in the United States. Based on the Company’s historical domestic revenue growth rate of 10-15% for this product, the Company estimates that the annual market potential for Cystadane may approach $1.0-$1.5 million in the United States. The Company receives sales revenue generated outside of the United States through its licensees. Cystadane revenues met the Company’s expectations in 2003 and are expected to grow slightly in subsequent periods. The Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients.

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

Sleep Disorders — Investigational Products
        Xyrem® (sodium oxybate)® oral solution-Excessive Daytime Sleepiness
We are conducting two Phase III (b) clinical trials for Xyrem. These controlled clinical trials assess the efficacy of Xyrem in treating excessive daytime sleepiness (EDS) related to narcolepsy. These trials continue to progress toward completion in early 2004 with the data to be compiled into a supplemental New Drug Application (sNDA) to the FDA expected in the second half of-2004. We expect that the FDA will take action on this sNDA in mid 2005. If approved, this sNDA may provide an expanded indication which could increase the market opportunity for the product. We expect to incur approximately $5.0 million of expenses in 2004 for the completion of these trials. We incurred expenses related to these trials of $5.0 million, $2.5 million and $1.5 million in the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

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

We plan to initiate a proof-of-principle trial at an estimated cost of $3.0 million to $4.0 million to be incurred in 2004 and 2005 to assess the efficacy of Xyrem in the treatment of the symptoms of fibromyalgia. Patient enrollment in this trial is expected to begin in the second quarter of 2004. Data from this trial is expected to be available in mid 2005. At that time we will determine whether or not to pursue a development program in support of a regulatory application. The nature and scope of a potential development program cannot be determined until this trial is complete and the data is available. Therefore, the total costs and timing of a potential development program are uncertain at this time.

        Butamben (butyl-p-amino benzoate)
Butamben is a new treatment for pain. It is intended to provide physicians with an effective adjunct for their patients who require long-term management of moderate-to-severe chronic pain. Butamben is a unique, material-based, long-acting local anesthetic that is delivered by epidural injection. It selectively blocks pain afferentation by blocking transmission in A delta and C fibers in peripheral nerves. Butamben blocks fast-sodium ion channels, which leads to hyperpolarization of the neuronal membrane and long-term pain control. It is non-neurolytic and non-narcotic. Butamben provides effective, long-term relief from pain, with no motor blockade and minimal side effects. The product will be used initially in patients who either have pain that is not alleviated by escalating doses of oral analgesics or need relief from the side effects that accompany these escalating doses. Treatment with butamben may allow patients to reduce their doses of oral analgesics, and thereby reduce dose-related analgesic side effects. Butamben is currently in Phase II clinical development. We hold an inactive IND at the FDA for butamben. We are in the process of defining the manufacturing process for butamben and, if successful, will submit a new chemistry and manufacturing package to the FDA and then expect to meet with the FDA to review a development program for this product. At that time, if we pursue a product development program, we will take action to reactivate the IND at the FDA. Human clinical trials will not begin until after we meet with the FDA to review the proposed development program. Because the nature and scope of the potential development program cannot be determined until after the currently unscheduled meeting with the FDA, the costs and timing of a development program are uncertain at this time. The total expected cost of defining the manufacturing process and other related costs in determining whether or not to pursue a development program is approimately $0.5 million, most of which will be incurred in 2004. We do not expect any revenue from this product until at least 2007.

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

Proprietary Rights
We believe it is important that our products receive patent protection or orphan drug status or have other factors that limit potential competition. When available and appropriate, we will seek orphan drug status to enhance or provide proprietary protection to a product. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a 10-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations. We have two products with orphan drug status. Applications for orphan drug designation will be made when and where appropriate and available for any additional indications or products that may be licensed in the future.

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

With respect to additional products we may license in the future, if any, we expect that such licenses would include, if such rights are available, an assignment of the licensor’s proprietary rights with respect to the licensed product. We also seek foreign patent protection for our products and have applied for patents outside the U.S. for Xyrem. We have licensed two patents related to butamben, a product that is being evaluated for development. We are in the process of defining the manufacturing process for butamben and, if successful, expect to have a second meeting with the FDA to finalize a development program for this product. We evaluate the desirability of registering approved patents or other forms of protection for our products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.

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

Before a drug product can be investigated or marketed in the United States, the following general steps are required: (i) pre-clinical laboratory and animal safety tests, (ii) the submission to the FDA of an IND, (iii) clinical and other studies to assess safety and parameters of use, (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product, (v) the submission to the FDA of an NDA, (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product, (vii) marketing of the drug, and (viii) post-approval safety and risk monitoring.

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

        Manufacturing
The Company does not have and does not intend to establish any internal product testing, drug or chemical synthesis of bulk drug substance, and manufacturing capability for drug product. Manufacturers of the Company’s products are subject to applicable GMP as required by FDA regulations or other rules and regulations prescribed by foreign regulatory authorities. The Company is negotiating or has entered into bulk drug supply and drug product manufacturing agreements with third-parties for all of its FDA approved products and is dependent on such third parties for continued compliance with GMP and applicable foreign standards. The Company believes that qualified manufacturers will continue to be available in the future, at a reasonable cost to the Company, although there can be no assurance that this will be the case.

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

We generally use a single contract drug product manufacturer for each of our products. The Company is in the process of changing manufacturers of Cystadane which is the reason two manufacturers are listed for that product. These manufacturers have been approved by the FDA for the production of our approved products. Following is a listing of the Company’s contract drug product manufacturers:

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

The loss of either a bulk drug supplier or drug product manufacturer would require us to obtain regulatory clearance in the form of a “pre-approval submission” and incur validation and other costs associated with the transfer of the bulk drug or drug product manufacturing process. We believe that it could take as long as two years for the FDA to approve such a submission. Because our products are targeted to relatively small markets and our manufacturing production runs are small by industry standards, we have not incurred the added costs to certify and maintain secondary sources of supply for bulk drug substance or backup product manufacturers for some products. Should we lose either a bulk drug supplier or a drug product manufacturer, we could run out of salable product to meet market demands or investigational product for use in clinical trials, while we wait for the FDA approval of a new bulk drug supplier or drug product manufacturer.

We believe that the foregoing risks regarding the possible loss of a manufacturer or supplier could be mitigated in a number of ways. First, the Company’s currently effective manufacturing and supply agreement provide for relatively long termination periods, ranging from one to two years, during which the manufacturer or supplier is required to continue to perform its obligations under its agreement with us. During this time period, the Company would actively search for an alternate manufacturing or supply source and it is management’s current belief that, given the relatively long time period, an alternate source could be obtained during that period.

Second, during the termination period, we expect that we would increase our inventory levels in order to safeguard against delay in implementing a new manufacturing or supply relationship. Given the longer expiration periods for the Company’s current products, the Company currently expects it would be able to sell increased inventory levels prior to the expiration dates of the increased inventory. Expiration periods for our products generally range from two to five years from the date of manufacture. Given the foregoing, we believe that there are alternate manufacturing and supply sources that would be available both on acceptable terms and on a timely basis for our products.

Despite our expectation that we would be able to take steps to mitigate the risk of loss of one or more manufacturing or supply relationships, we cannot assure you that the change of a bulk drug supplier or drug product manufacturer and the transfer of the processes to another third party would be approved by the FDA, and if approved, in a timely manner. Therefore, despite our efforts to mitigate risk, we may experience additional costs and delay while switching providers, which in turn could adversely affect sales revenue.

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

The Company has a contract with a central pharmacy, Express Scripts Specialty Distribution Services, Inc., to distribute Xyrem in the United States. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review and approval process, and distribution is strictly controlled. A specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed. The Company’s agreement with the central pharmacy calls for fees to be paid based on the number of bottles shipped to patients and is for a term of three years, ending September 2005. This agreement may be terminated for cause or noncompliance with appropriate notice given according to the provisions of the agreement.

While we believe that there are other third parties that can provide these distribution services, we cannot assure you that our distribution agreements with these entities or other third parties would be available, or continue to be available to us on commercially acceptable terms. Nonetheless, we do not believe the loss of a distributor or the failure to renew agreements with our existing distributors would have a material adverse effect on our sales revenue.

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

Since our inception, all of our products have been granted orphan drug status by the FDA. Medicines developed or acquired in the future may hold orphan drug status, although we may develop or acquire products that do not hold such status if we can obtain appropriate proprietary protection through patents or otherwise. Currently, two of our products have orphan drug status: Xyrem, with an expiration date of July 17, 2009, and Antizol, with an expiration date of December 6, 2004.

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

The FDA must agree with investigational new drug applications prior to the initiation of clinical development programs.

Prior to the initiation of a clinical development program, companies submit an investigational new drug application (IND) to the FDA. If the FDA notifies the submitting sponsor that the IND requires additional information or is not approvable, the potential development program may be significantly delayed or terminated. We cannot assure you that IND applications submitted by us to the FDA, including butamben, will proceed in a timely manner. Further, it is possible that FDA action may result in the termination of the potential development program.

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

We cannot assure you that the FDA or any foreign regulatory authority will approve a regulatory marketing application in a timely manner, if at all, with respect to any products we develop. Generally, the FDA and foreign regulatory authorities approve only a very small percentage of newly discovered pharmaceutical compounds that enter pre-clinical development. Moreover, even if the FDA approves a product, it may place commercially unacceptable limitations on the uses, or “indications,” for which a product may be marketed. This would result in additional cost and delay to the extent that further studies are required to provide additional data on safety or effectiveness.

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

A failure by our manufacturers or suppliers to deliver product timely could adversely affect sales revenue.

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

During the course of negotiations in the ordinary course of business to renew or extend an agreement with a manufacturing vendor, on occasion, the Company’s vendors have indicated that if price increases cannot be successfully negotiated that their agreement may need to be terminated. If this were to occur, we believe that there are alternate manufacturing and supply sources that would be available both on acceptable terms and on a timely basis for our products. In addition, our agreements generally require the manufacturer or supplier to continue to perform their obligations under these agreements for at least one year, and in some cases, two years, following formal notice of termination, during which period we would seek to implement new manufacturing and supply relationships. However, we cannot assure you that the change of a bulk drug supplier or drug product manufacturer and the transfer of the processes to another third party will be approved by the FDA, and if approved, in a timely manner. Therefore, we may experience additional costs and delay which switching providers, which in turn could adversely affect sales revenue.

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

We cannot assure you that our distribution arrangements with this entity or other third parties would be available, or continue to be available to us on commercially acceptable terms. The loss of a distributor or failure to renew agreements with an existing distributor could have a material adverse effect on our business and prospects.

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

(2)

OrbiMed Advisors LLC has shared voting and dispositive power with respect to 1,617,302 shares of the Company’s Common Stock. The number of shares beneficially owned is based on a schedule 13G filed by OrbiMed Advisors on February 14, 2003. Mr. Samuel Isaly has voting power for these shares.

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

(4)	Based on a schedule 13F filed by Galleon Group LP on February 6, 2004. Mr. Rajaratram, Managing Member of Galleon Management, L.P.’s General Partner, has voting power for these shares.

(5)	Includes 466,650 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(6)	Includes 175,370 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(7)	Includes 62,750 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

(8)	Includes 63,635 shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after March 1, 2004.

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

Description	Page Number In This Annual Report
Schedule II — Valuation and Qualifying Accounts: Years Ended December 31, 2003, 2002 and 2001	F-17

(a)(3).   Listing of Exhibits

Exhibit Number	Description	Method of Filing
3.1	Certificate of Incorporation	(2)
3.2	Bylaws of OMI, as amended	(1)
4.1	OMI 1994 Stock Option Plan	(1)
4.2	OMI Employee Incentive Stock Option Agreement	(1)
4.3	OMI Non-Incentive Stock Option Agreement	(1)
4.4	OMI Non-Incentive Stock Option Agreement	(1)
10.01	Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994	(3)
10.02	Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment Group, Inc.dated December 17, 1993	(4)
10.03	Employment Agreement between OMI and John Howell Bullion dated October 29, 1999	(7)

Exhibit Number	Description	Method of Filing
10.04	Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and Mericon Investment Group, Inc. dated October 5, 1994	(5)
10.05	License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon Investment Group, Inc. dated July 6, 1993	(6)
10.06	IRS tax qualification letter dated January 10, 1996 regarding the favorable determination of the tax status of the OMI 401(k) Savings Plan	(8)

Exhibit Number	Description	Method of Filing
10.07	Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.	(9)
10.08	Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.	(10)
10.09	Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust, Caduceus Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.	(11)
10.10	Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND	(12)
10.11	Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999	(13)
10.12	Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting Preferred Stock	(14)
10.13	Warrant to purchase shares Series D Non-Voting Preferred Stock	(15)
10.14	Form of Change in Control Agreement to be entered into between the OMI and Certain Executives	(16)
10.15	License agreement for Xyrem between OMI and Celltech Pharmaceuticals plc dated October 30, 2003	(17)
10.16	Distribution and Services Agreement between OMI and Express Script Specialty Distribution Services, Inc. date July 29, 2002	(18)
23.1	Consent of Ernst & Young LLP	Filed herewith
24	Power of Attorney	(19)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(2)	Incorporated by reference to the corresponding exhibit number in OMI’s Registration Statement on Form S-3 filed on February 5, 2002, Commission File No. 333-82222.
(3)	Incorporated by reference to Exhibit 10.3 to OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(4)	Incorporated by reference to Exhibit 10.9 to OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(5)	Incorporated by reference to Exhibit 10.14 to OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(6)	Incorporated by reference to Exhibit 10.15 to OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(7)	Incorporated by reference to Exhibit 10.11.1 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(8)	Incorporated by reference to Exhibit 10.36 to OMI’s Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 333-02200.
(9)	Incorporated by reference to Exhibit 10.48 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
(10)	Incorporated by reference to Exhibit 10.52 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
(11)	Incorporated by reference to Exhibit 10.53 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(12)	Incorporated by reference to Exhibit 10.54 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(13)	Incorporated by reference to Exhibit 10.55 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(14)	Incorporated by reference to Exhibit 10.57 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(15)	Incorporated by reference to Exhibit 10.58 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(16)	Incorporated by reference to Exhibit 10.59 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(17)	Incorporated by reference to Exhibit 10.15 to OMI’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 20039, Commission File No. 0-24760.
(18)	Incorporated by reference to Exhibit 10.16 to OMI’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003, Commission File No. 0-24760.
(19)	Incorporated by reference to Exhibit 24 to OMI’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-24760.

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

Current Report on Form 8-K filed October 31, 2003 under Item 5, “Other Events” reporting a licensing agreement with Celltech plc.

(c). Exhibits See Item 15(a)(3) above.

(d). Financial Statement Schedules See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 20th day of July, 2004.

ORPHAN MEDICAL, INC.
By:	/s/ John Howell Bullion

John Howell Bullion Chief Executive Officer
/s/ Timothy G. McGrath

Timothy G. McGrath Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 20, 2004.

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

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota February 6, 2004	/s/ Ernst & Young LLP

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

11.   Shareholders’ Equity
On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the “Preferred Shares”) in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares were initially convertible, at the option of the holders, into shares of the Company’s Common Stock at a price equal to $8.50 per share. The August 1999 financing, as discussed in the following paragraph, triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held as of August 1 (after giving effect to the semi-annual in-kind dividend distributions), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share. The Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing common stock valued at the then current market price. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company’s option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock at the price specified in the original agreement as adjusted per the terms of the agreements, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares at the then current market price, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company’s Board of Directors. At this time, the Company intends to settle the conversion fee with additional shares.

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
(Dollars in thousands)

11.   Shareholders’ Equity (continued)
Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Series B Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing additional preferred stock. At the Company’s option upon their maturity in August 2009, the Series B Preferred Shares must be (a) converted into Common Stock at the prices specified in the original agreement as adjusted per the terms of the agreement, subject to a $1.2 million conversion fee payable in cash or by issuing additional Common Shares at the then current trading prices, or (b) redeemed for cash at $1,000 per share plus accrued dividends. At this time, the Company intends to settle the conversion fees with additional shares.

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