Form 10-K/A
period 2003-12-31
ORPHAN MEDICAL INC
filed 2004-08-27
CIK 929548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

EXPLANATORY NOTE
This Form 10-K/A Amendment No. 4 amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, as previously amended on March 19, 2004, June 9, 2004 and July 20, 2004.

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

*      Development Phases are discussed under “Business – The Regulatory Process”.
**    Orphan Drug Designation and Status are discussed under “Business – Proprietary Rights”.
***  The Company holds an inactive investigational new drug application (IND) at the FDA. If the IND is reactivated, we will begin Phase II trials at that time. See discussion under “PRODUCTS UNDER DEVELOPMENT.”

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

        Butamben (butyl-p-amino benzoate)
Butamben is a new treatment for pain. It is intended to provide physicians with an effective adjunct for their patients who require long-term management of moderate-to-severe chronic pain. Butamben is a unique, material-based, long-acting local anesthetic that is delivered by epidural injection. It selectively blocks pain afferentation by blocking transmission in A delta and C fibers in peripheral nerves. Butamben blocks fast-sodium ion channels, which leads to hyperpolarization of the neuronal membrane and long-term pain control. It is non-neurolytic and non-narcotic. In previous clinical experiences under an investigator IND, butamben appeared to provide long-term relief from pain, with no motor blockade when accurately placed in the site appropriate to the sequential afferentation of pain. These experiences were published in several articles, including Schulman, M et al., Regional Anesthesia and Pain Medicine 23(4):395-401,1998; Schulman, Harris, Lubenow, Nath, and Ivankovich, The Clinical Journal of Pain 16:304-309, 2000; and Korsten et al., Anesthesiology 75: 950-959, 1991. To date, however, butamben's efficacy has not been conclusively proven. Therefore, we cannot assure you that the efficacy of butamben will ever be proven, or that butamben will be approved by the U.S. Food and Drug Administration for sale.

        Orphan Medical’s butamben is a new patented formulation for use as a long acting pain medication. This new indication will require a full development program under the IND to support a future NDA. The product will be used initially in patients who either have pain that is not alleviated by escalating doses of oral analgesics or need relief from the side effects that accompany these escalating doses. Treatment with butamben may allow patients to reduce their doses of oral analgesics, and thereby reduce dose-related analgesic side effects. Should we initiate a development program, we will begin Phase II trials at that time. We hold an inactive IND at the FDA for butamben. We acquired the previous IND as part of a transaction with a pharmaceutical company that had discontinued clinical development and voluntarily converted its IND to inactive status. We are in the process of defining the manufacturing process for butamben and, if successful, will submit a new chemistry and manufacturing package to the FDA and then expect to meet with the FDA to review a development program for this product. At that time, if we pursue a product development program, we will take action to reactivate the IND at the FDA. Human clinical trials will not begin until after we meet with the FDA to review the proposed development program. Because the nature and scope of the potential development program cannot be determined until after the currently unscheduled meeting with the FDA, the costs and timing of a development program are uncertain at this time. The total expected cost of defining the manufacturing process and other related costs in determining whether or not to pursue a development program is approimately $0.5 million, most of which will be incurred in 2004. We currently expect to determine by the end of the first quarter of fiscal 2005 whether to initiate a development program for butamben. We do not expect any revenue from this product until at least 2008.

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

(1) – These products were divested during the second quarter of 2003.

Revenue decreased $0.6 million or 4% to $15.5 million for the year ended December 31, 2003 compared to $16.1 million the prior year. The decrease is the result of the product divestments completed in June 2003, offset by increases in Xyrem, Antizol and Cystadane revenues. The divested products contributed $3.5 million of revenue through the divestment date in 2003 compared to $8.5 million of revenue in fiscal 2002. Revenue from Xyrem was $3.9 million for the year ended December 31, 2003 compared to $0.3 million in fiscal 2002. This increase is the result of increased prescription volume for the product. The product was commercially launched in early October 2002. Antizol revenue increased $0.5 million or 9% as hospital stocking of the product rose slightly, along with an increase in the number of uses resulting from poisonings during the year. Despite the expiration of the initial orphan drug protection in December 2004, the Company expects Antizol to contribute approximately 33 – 37% of revenue in 2004 and would expect that percentage to drop in 2005 as Xyrem revenues continue to grow. Cystadane revenue increased $0.2 million or 19% as a result of increased in the number of prescriptions during the year. The Company expects total revenue in fiscal 2004 to be in the $19.0 – $20.0 million range with Xyrem contributing $11.7 – $12.7 million.

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

  general national and international economic and political developments;
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

We expect revenue from Xyrem in 2004 to be approximately $11.7 million to $12.7 million. Xyrem is indicated for the treatment of cataplexy in narcolepsy, and, if our clinical trials in our product development programs that are underway produce positive data, these data may result in increased market opportunity for Xyrem. We cannot assure you, however, that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

We currently rely on the limited protection of the Orphan Drug Act for certain products.

Since our inception, all of our products, with the exception of Antizol-Vet, have been granted orphan drug status by the FDA. Medicines developed or acquired in the future may hold orphan drug status, although we may develop or acquire products that do not hold such status if we can obtain appropriate proprietary protection through patents or otherwise. Currently two of our products have orphan drug status: Xyrem with an expiration date of July 17, 2009 and Antizol, with an expiration date of December 6, 2006.

We are not aware of any company intending to market a competitive product when the orphan drug protection for Antizol expires.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA’s recognition of “orphan drug status.” The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with “orphan drug designation” for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Xyrem, Antizol, and Cystadane. Upon expiration of orphan drug status, our products might be subject to competition from other pharmaceutical companies, with the exception of Xyrem which has some patent protection.

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

The FDA must agree with investigational new drug applications, including any such applications with respect to butamben, prior to the initiation of clinical development programs.

Prior to the initiation of a clinical development program, companies submit an investigational new drug application (IND) to the FDA. If the FDA notifies the submitting sponsor that the IND requires additional information or is not approvable, the potential development program may be significantly delayed or terminated. We cannot assure you that IND applications submitted by us to the FDA, including with respect to butamben if we decide to initiate a development program for this product, will proceed in a timely manner. Further, it is possible that FDA action may result in the termination of the potential development program. Although we do not expect to derive any revenues from butamben prior to 2008, we cannot assure you that a termination of any potential development program will not adversely affect the prospects of our business.

The Company is in the process of determining a production and manufacturing process for preclinical and clinical trial activities that can be validated and then support commercial activities post approval. This manufacturing process is different from the process used to manufacture butamben injection which was on file with FDA for the previous IND. Because the manufacturing process for the product in Orphan Medical’s development program is different from the original manufacturing process in the IND, the Company will file this data in an IND application with the FDA prior to the initiation of the clinical development program.

Approval from the FDA and foreign regulatory authorities must occur before any new products or a new indication for an existing product we may develop can be commercially sold, including Butamben.

Government regulation in the United States and abroad is a significant factor in the testing, production and marketing of our current and future products. Each product must undergo an extensive regulatory review process conducted by the United States Food and Drug Administration and by comparable agencies in other countries. Appropriate approvals must be obtained before we are able to market or promote a product. We must also receive regulatory approval for each new indication for a product prior to marketing for that indication. We cannot market any medicine we may develop or license as a prescription product in any jurisdiction, including foreign countries, in which the product does not receive regulatory approval. The approval process can take many years and requires the expenditure of additional resources.

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

Description	Page Number In This Annual Report
Schedule II — Valuation and Qualifying Accounts: Years Ended December 31, 2003, 2002 and 2001	F-17

(a)(3).   Listing of Exhibits

Exhibit Number	Description	Method of Filing
3.1	Certificate of Incorporation	(2)
3.2	Bylaws of OMI, as amended	(1)
4.1	OMI 1994 Stock Option Plan	(1)
4.2	OMI Employee Incentive Stock Option Agreement	(1)
4.3	OMI Non-Incentive Stock Option Agreement	(1)
4.4	OMI Non-Incentive Stock Option Agreement	(1)
10.01	Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994	(3)
10.02	Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment Group, Inc.dated December 17, 1993	(4)
10.03	Employment Agreement between OMI and John Howell Bullion dated October 29, 1999	(7)

Exhibit Number	Description	Method of Filing
10.04	Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and Mericon Investment Group, Inc. dated October 5, 1994	(5)
10.05	License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon Investment Group, Inc. dated July 6, 1993	(6)
10.06	IRS tax qualification letter dated January 10, 1996 regarding the favorable determination of the tax status of the OMI 401(k) Savings Plan	(8)

Exhibit Number	Description	Method of Filing
10.07	Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.	(9)
10.08	Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.	(10)
10.09	Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust, Caduceus Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.	(11)
10.10	Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND	(12)
10.11	Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999	(13)
10.12	Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting Preferred Stock	(14)
10.13	Warrant to purchase shares Series D Non-Voting Preferred Stock	(15)
10.14	Form of Change in Control Agreement to be entered into between the OMI and Certain Executives	(16)
10.15	License agreement for Xyrem between OMI and Celltech Pharmaceuticals plc dated October 30, 2003	Filed herewith*
10.16	Distribution and Services Agreement between OMI and Express Script Specialty Distribution Services, Inc. date July 29, 2002	Filed herewith*
23.1	Consent of Ernst & Young LLP	Filed herewith
24	Power of Attorney	(17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(2)	Incorporated by reference to the corresponding exhibit number in OMI’s Registration Statement on Form S-3 filed on February 5, 2002, Commission File No. 333-82222.
(3)	Incorporated by reference to Exhibit 10.3 to OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(4)	Incorporated by reference to Exhibit 10.9 to OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(5)	Incorporated by reference to Exhibit 10.14 to OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(6)	Incorporated by reference to Exhibit 10.15 to OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(7)	Incorporated by reference to Exhibit 10.11.1 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(8)	Incorporated by reference to Exhibit 10.36 to OMI’s Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 333-02200.
(9)	Incorporated by reference to Exhibit 10.48 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
(10)	Incorporated by reference to Exhibit 10.52 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
(11)	Incorporated by reference to Exhibit 10.53 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(12)	Incorporated by reference to Exhibit 10.54 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(13)	Incorporated by reference to Exhibit 10.55 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(14)	Incorporated by reference to Exhibit 10.57 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(15)	Incorporated by reference to Exhibit 10.58 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(16)	Incorporated by reference to Exhibit 10.59 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(17)	Incorporated by reference to Exhibit 24 to OMI’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-24760.

* Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the Securities and Exchange Commission.

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

Current Report on Form 8-K filed October 31, 2003 under Item 5, “Other Events” reporting a licensing agreement with Celltech plc.

(c). Exhibits See Item 15(a)(3) above.

(d). Financial Statement Schedules See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, Minnesota, on the 27th day of August, 2004.

ORPHAN MEDICAL, INC.
By:	/s/ John Howell Bullion

John Howell Bullion Chief Executive Officer
/s/ Timothy G. McGrath

Timothy G. McGrath Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of August 27, 2004.

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