Form 10-Q
period 2004-09-30
ORPHAN MEDICAL INC
filed 2004-11-09
CIK 929548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number:  0-24760

Orphan Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1784594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13911 Ridgedale Drive, Suite 250, Minnetonka, MN 55305	(952) 513-6900
(Address of principal executive office and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	11,423,211
(Class)	(Outstanding at November 1, 2004)

INDEX

ORPHAN MEDICAL, INC. ®

Antizol®, Antizol-Vet®, Cystadane®, Xyrem®, MedExpand™ “The” Orphan Drug Company™ Orphan Medical®, Inc. and Dedicated to Patients with Uncommon Diseases® are trademarks of the Company.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ORPHAN MEDICAL, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,820	$23,285
Restricted cash	125	128
Accounts receivable, less allowance for doubtful accounts of $25 and $112, respectively	2,816	2,552
Inventories	1,796	1,696
Prepaid expenses and other	810	907
Total current assets	20,367	28,568
Office equipment and software	562	754
Total assets	$20,929	$29,322
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,073	$2,923
Accrued compensation	1,314	881
Deferred revenue	1,667	2,500
Accrued expenses and other	3,093	2,460
Total current liabilities	7,147	8,764
Capital lease obligation-less current maturities	48	62
Commitments
Shareholders’ equity:
Senior Convertible Preferred Stock, $.01 par value; 14,000 shares authorized; 8,706 shares issued and outstanding; liquidation preference of $8,706	—	—
Series B Convertible Preferred Stock, $.01 par value; 5,000 shares authorized; 4,106 and 3,957 shares issued and outstanding; liquidity preference of $4,106 and $3,957	—	—
Series C Convertible Preferred Stock, $.01 par value; 4 ,000 shares authorized; 0 shares issued and outstanding	—	—
Series D Convertible Preferred Stock, $.01 par value; 1,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 11,422,791 and 10,747,656 issued and outstanding	114	107
Additional paid-in capital	80,946	76,714
Accumulated deficit	(67,326)	(56,325)
Total shareholders’ equity	13,734	20,496
Total liabilities and shareholders’ equity	$20,929	$29,322

Note: The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Accompanying Notes.

Orphan Medical, Inc.

Statements of Operations

(in thousands except for per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenues, net	$6,651	$2,982	$16,049	$11,898
Licensing and royalty revenue	437	—	1,854	—
Total revenue	7,088	2,982	17,903	11,898

Operating expenses:
Cost of product revenues	884	501	2,249	1,965
Product development	2,938	2,895	10,125	7,381
Sales and marketing	3,832	3,397	12,596	11,355
General and administrative	829	1,106	3,085	3,749
Total operating expenses	8,483	7,899	28,055	24,450
Loss from operations	(1,395)	(4,917)	(10,152)	(12,552)

Interest income	41	41	132	77
Interest expense	—	(35)	(22)	(84)
Other income	—	34	—	34
Gain on divestment of products	—	—	—	30,267

Net (loss) income before taxes	(1,354)	(4,877)	(10,042)	17,742
Income tax expense	—	251	—	509
Net income	(1,354)	(5,128)	(10,042)	17,233
Less: Preferred stock dividends	244	238	722	704

Net (loss) income attributable to common shareholders	$(1,598)	$(5,366)	$(10,764)	$16,529

(Loss) earnings per share
Basic	$(0.14)	$(0.50)	$(0.98)	$1.56
Diluted	$(0.14)	$(0.50)	$(0.98)	$1.33

Weighted average number of shares used to calculate (loss) earnings per share
Basic	11,293	10,682	10,975	10,573
Diluted	11,293	10,682	10,975	12,912

See Accompanying Notes.

Orphan Medical, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities
Net (loss) income	$(10,042)	$17,233
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363	394
Gain on divestment of products	—	(30,267)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(167)	596
Inventories	(100)	787
Accounts payable, accrued expenses and deferred revenue	(1,619)	(871)
Net cash used in operating activities	(11,565)	(12,128)

Investing activities
Purchase of office equipment	(150)	(33)
Decrease in restricted cash	3	124
Net proceeds from divestment of products	—	30,267
Net cash (used in) provided by investing activities	(147)	30,358

Financing activities
Employee stock purchase plan	44	35
Stock option exercise proceeds	3,215	1,507
Principal payments on capital lease	(12)	(12)
Cash dividends	—	(1)
Net cash provided by financing activities	3,247	1,529

(Decrease)/increase in cash and cash equivalents	(8,465)	19,759
Cash and cash equivalents at beginning of period	23,285	6,921
Cash and cash equivalents at end of period	$14,820	$26,680

ORPHAN MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Business

Orphan Medical acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous disorders that are addressed by physician specialists.  A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute.  The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA).  Three products were divested in 2003 and the Company is focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significant and debilitating symptom of narcolepsy.  The Company has completed clinical trials to assess Xyrem in treating excessive daytime sleepiness and fragmented nighttime sleep, the other prominent symptoms of narcolepsy.  The Company is also evaluating Xyrem in the treatment of fibromyalgia.  A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain.  The Company continues to seek other approved or development-stage products in the specialty areas it serves.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the audited financial statements and accompanying notes contained in the Company’s Annual Report filed on Form 10-K as amended for the year ended December 31, 2003.

2. Divestment of products

On June 10, 2003, the Company announced the divestment of Busulfex® (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million.  The Company announced the sale of the product Sucraid® (sacrosidase) oral solution to a specialty pharmaceutical company on May 6, 2003 for $1.5 million.  The Company also divested a third product in the second quarter of 2003, Elliotts B Solution® for proceeds that were not material.  Proceeds from these divestments will be used for further development and marketing of Xyrem® (sodium oxybate) oral solution and for building a stronger presence in the sleep and central nervous system (CNS) markets.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. Stock-Based Compensation

At September 30, 2004 the Company has a stock-based employee compensation plan.  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost is reflected in the net loss for the three or nine month periods ended September 30, 2004 or 2003, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2004	2003	2004	2003

Net income (loss) as reported	$(1,598)	$(5,366)	$(10,764)	$16,529

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(935)	(791)	(1,907)	(2,049)
Pro forma net income (loss)	$(2,533)	$(6,157)	$(12,671)	$14,480

Earnings (loss) per share
Basic - as reported	$(0.14)	$(0.50)	$(0.98)	$1.56
Basic - as pro forma	$(0.22)	$(0.58)	$(1.15)	$1.37

Diluted - as reported	$(0.14)	$(0.50)	$(0.98)	$1.33
Diluted - as pro forma	$(0.22)	$(0.58)	$(1.15)	$1.24

5. Revenue Recognition

Sales for all products except Xyrem are recognized at the time a product is shipped to the Company’s customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange, from all domestic customers products that have reached their expiration date, which range from three to five years depending on the product. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. The Company monitors the exchange of product and modifies its reserve as necessary. Management bases these reserves on historical experience and these estimates are subject to change.

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement for Xyrem with Celltech Pharmaceuticals, a division of Celltech Group plc (Celltech) which has subsequently been acquired by UCB Pharma.  Upon expiration of the refund conditions on April 1, 2004, the Company began recognizing this fee over the 18 month expected regulatory review period.  The Company has recognized $0.8 million of income resulting from the amortization of the deferred revenue balance.

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

	September 30, 2004	December 31, 2003
Raw materials and packaging	$642	$690
Finished goods	1,154	1,006
	$1,796	$1,696

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Numerator

Numerator for basic earnings per share – income available to common shareholders	$(1,598)	$(5,366)	$(10,764)	$16,259
Add back to effect assumed conversions: Preferred stock dividends	—	—	—	704
Numerator for diluted earnings per share	$(1,598)	$(5,366)	$(10,764)	$17,233

Denominator
Denominator for basic earnings per share – weighted average shares	11,293	10,682	10,975	10,573

Effect of dilutive securities:
Preferred shares	—	—	—	1,659
Stock options	—	—	—	423
Warrants	—	—	—	257
Denominator for diluted earnings per share – weighted average shares and assumed conversions	11,293	10,682	10,975	12,912

Basic earnings per share	$(0.14)	$(0.50)	$(0.98)	$1.56
Diluted earnings per share	$(0.14)	$(0.50)	$(0.98)	$1.33

8. Commitments

The Company has various commitments under agreements with outside consultants and contractors to provide services relating to drug development, drug acquisition, manufacturing and marketing. At September 30, 2004, the Company estimates that it could incur approximately $6.7 million of additional expenditures in subsequent periods under existing commitments. Commitments for research and development expenditures will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of product development and the progress of clinical development programs.

9. Borrowings

The Company has a line of credit facility and term loan which it amended with a commercial bank as of September 30, 2004. The line of credit facility expires September 29, 2005 and includes a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million.  The Company had the availability to borrow $1.8 million as of September 30, 2004. Certain other assets have also been pledged as collateral for this facility. The term loan has a term of one-year and can be used specifically for equipment purchases not to exceed $1.0 million.  The interest rate for both loans is equal to two points over the bank’s prime rate.  The Company is also subject to certain other requirements during the term of the agreement, including (a) minimum monthly net tangible equity of $5.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $1.75 million for October – December 2004, $1.0 million for January – June 2005, and $1.25 million for July - September 2005.  The Company was in compliance with its covenants as of September 30, 2004. The Company had not borrowed under these loans through September 30, 2004.

10.  Reclassifications

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases “will likely result”, “look for”, “may result”, “will continue”, “is anticipated”, “expect”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the section of this Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2004 titled Risk Factors.

General

Since its inception, the activities of the Company have consisted primarily of obtaining the rights to pharmaceutical products for developing and marketing, managing the development of these products and preparing for and initiating the commercial introduction of six products. The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through September 30, 2004 of $67.3 million. In addition, the Company expects to incur additional losses from operations for at least for the next several fiscal quarters.

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Net loss applicable to common shareholders was $1.6 million for the three months ended September 30, 2004 compared to a net loss applicable to common shareholders of $5.4 million for the three months ended September 30, 2003.

Operating expenses increased over the prior year primarily due to the sales and marketing support of Xyrem and the ongoing development activities for Xyrem.  The following is a summary of operating expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003:

	Three Months Ended September 30,		Variance
(in thousands)	2004	2003	$	%
Antizol	$3,236	$1,582	$1,654	105%
Antizol-Vet	74	71	3	4
Cystadane	286	338	(52)	(15)
Xyrem	3,055	1,109	1,946	175
Busulfex (1),(2)	—	(111)	111	(100)
Elliotts B (1)	—	—	—	—
Sucraid (1)	—	(7)	7	(100)
Total	$6,651	$2,982	$3,669	123%

(1)       These products were divested during the second quarter of 2003.

(2)       Foreign currency adjustment for Canadian sales prior to divestment of product.

Net product revenues increased 123% to $6.7 million for the three months ended September 30, 2004 compared to $3.0 million for the same period in the prior year.  Sales of Xyrem were approximately $1.1 million for the quarter ended September 30, 2003 and $3.1 million for the quarter ended September 30, 2004.  Revenue from Xyrem, Antizol, and Cystadane during the three months ended September 30, 2004 increased 115 percent compared to the same products in the corresponding 2003 period.

As of September 30, 2004 more than 1,900 physicians had written prescriptions for Xyrem.  The Company continues to expect steady growth for this product.  The number of filled prescriptions in the third quarter of 2004 increased 28 percent over the previous quarter.  The Company’s market research indicates that overall satisfaction of both patients and physicians continues to be strong and third party reimbursement remains high.

Sales of Antizol® (fomepizole) Injection increased approximately 105% compared to the prior year as more hospitals with emergency rooms stock the product.  It is currently being used to treat more than two-thirds of the reported ethylene glycol and methanol poisonings in the United States.

Licensing and royalty revenue for the three months ended September 30, 2004 was $0.4 million of the amortized portion of the upfront payment related to the Xyrem European agreement.  The upfront payment is being amortized on a straight line basis over an 18 month period which began April 2004.

Due to product mix, gross profit margins increased to 87% for the quarter ended September 30, 2004 compared to 83% for the same period the prior year.  Cost of product revenues was $0.9 million for the three months ended September 30, 2004 compared to $0.5 million for the same period in 2003.  Cost of product revenues as a percentage of net product revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped.

Product development expense was $2.9 million for both of the three month periods ended September 30, 2004 and 2003.  The majority of the spending was associated with two Xyrem Phase III(b) trials in excessive daytime sleepiness (EDS) in narcolepsy.  The Company also announced that it has begun patient enrollment in a clinical trial designed to evaluate Xyrem in the treatment of Fibromyalgia Syndrome. The Company expects that initial data from this 150 patient placebo controlled trial will be available in the second half of 2005. Trial sites are located throughout the United States and Canada with approximately twenty participating centers. Clinical spending for trials is dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 13% to $3.8 million for the three months ended September 30, 2004 from $3.4 million for the three months ended September 30, 2003. This increase results from the implementation of various sales and marketing programs related to Xyrem.

General and administrative expense decreased 25% to $0.8 million for the period ended September 30, 2004 compared to $1.1 million for the three months ended September 30, 2003. The decrease is the result of staffing expense reductions related to the product divestments in 2003.

Because the Company recorded a loss for the three months ended September 30, 2004, no income tax expense was recorded.  During the three months ended September 30, 2003, the Company recorded $0.3 million of income tax expense related to the gain on divestment of products.  Since the Company expects to be unprofitable for at least the next several quarters, the Company continues to provide a valuation allowance for the entire amount of its deferred tax assets.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Net loss applicable to common shareholders was $10.8 million for the nine months ended September 30, 2004 compared to a net income applicable to common shareholders of $16.5 million for the nine months ended September 30, 2003.  The Company divested three products in the second quarter of 2003 resulting in a net gain of $30.3 million.  Operating expenses increased over the prior year primarily due to the commercialization efforts for Xyrem and the ongoing development activities for Xyrem and completion of the trials in excessive daytime sleepiness.

Product Revenue Summary

The following is a summary of product revenue for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

	Nine Months Ended September 30,		Variance
(in thousands)	2004	2003	$	%
Antizol	$7,748	$4,717	$3,031	64%
Antizol-Vet	198	190	8	4
Cystadane	1,071	1,003	68	7
Xyrem	7,032	2,466	4,566	185
Busulfex (1)	—	3,322	(3,322)	(100)
Elliotts B (1)	—	15	(15)	(100)
Sucraid (1)	—	185	(185)	(100)
Total	$16,049	$11,898	$4,151	35%

(1) These products were divested during the second quarter of 2003.

Revenue from Xyrem, Antizol, Antizol-Vet, and Cystadane during the nine months ended September 30, 2004 increased 92 percent compared to the same products in the corresponding 2003 period. Total reported product revenues were $16.0 million, an increase of $4.2 million or 35 percent compared to reported product revenues in the same period of 2003. Reported product revenues for the nine months ended September 30, 2003 included $3.5 million from products divested in 2003. Antizol increased from the prior year as a result of increased stocking and continued

penetration of the market for treatment of poisonings or suspected poisonings.  Xyrem increased over the prior year as a result of continued growth in prescriptions and refills from the existing patient base.

Licensing and royalty revenue for the nine months ended September 30, 2004 was $1.9 million which includes a milestone payment related to the European licensing of Xyrem and an amortized portion of the upfront payment for the same agreement.  The upfront payment is being amortized on a straight line basis over an 18 month period which commenced April 2004.

Gross profit margins increased to 86% for the nine months ended September 30, 2004 compared to 83% for the same period the prior year due to product mix.  Cost of product revenues increased to $2.2 million for the nine months ended September 30, 2004 compared to $2.0 million for the same period in 2003.  Cost of product revenues as a percentage of net product revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped.

Product development expense increased 37% to $10.1 million in the nine months ended September 30, 2004 compared to $7.4 million for nine months ended September 30, 2003. The increase results from the recently completed Xyrem Phase III(b) trials.  The Company also recently announced that it has begun patient enrollment in a clinical trial designed to evaluate Xyrem in the treatment of Fibromyalgia Syndrome. The Company expects that initial data from this 150 patient placebo controlled trial will be available in the second half of 2005. Trial sites are located throughout the United States and Canada with approximately twenty participating centers. The Company expects development expense to increase slightly in the fourth quarter given the clinical trial expense related to Xyrem in fibromyalgia.  Clinical spending for trials is dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites.

Sales and marketing expense increased 11% to $12.6 million for the nine months ended September 30, 2004 from $11.4 million for the nine months ended September 30, 2003. This increase results from the implementation of various selling and marketing programs.  The Company expects sales and marketing spending for 2004 to be approximately 5% higher than the expense in 2003 due to medical education and other programs related to EDS in Narcolepsy.

General and administrative expense decreased 18% to $3.1 million for the nine months ended September 30, 2004 compared to $3.7 million for the nine months ended September 30, 2003. The decrease from the prior year in general and administrative expenses was the result of staff reductions resulting from the product divestments in the second quarter of 2003.  General and administrative expenses in the second half of 2004 are expected to be similar to the first half of 2004 levels.

Because the Company recorded a loss for the nine months ended September 30, 2004, no income tax expense was recorded.  During the nine months ended September 30, 2003, the Company recorded $0.5 million of income tax expense related to the gain on divestment of products.  Since the Company expects to be unprofitable for at least the next several quarters, the Company continues to provide a valuation allowance for the entire amount of its deferred tax assets.

Liquidity and Capital Resources

Since July 2, 1994, the effective date it was spun-off from Chronimed, Inc., the Company has financed its operations principally from net proceeds of $90.8 million from several public and private financings, interest income and product sales, including $30.3 million of net proceeds from the divestiture of products during the quarter ended June 30, 2003.

The primary sources of capital for the nine months ended September 30, 2004 were from product revenues, a milestone payment from a licensing partner, and existing balances of cash and cash equivalents.  The Company also had proceeds from the exercise of existing stock options of $3.2 million for the nine months ended September 30, 2004.

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem to Celltech Pharmaceuticals, a division of Celltech Group plc. Celltech was subsequently acquired by UCB Pharma and UCB has indicated that it intends to proceed with the licensing and marketing of Xyrem according to the previously signed agreement.  Under the terms of the agreement, UCB will be responsible for the registration, sales and marketing of Xyrem in Europe. The ten-year licensing agreement includes the use of Xyrem in narcolepsy and provides UCB with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome. The term of this agreement is for 10 years from the date of approval in Europe with automatic extension until UCB provides 12 month notice to Orphan Medical. The agreement may be terminated under certain conditions including material breach of contract provisions prior to the ten year initial term.  Celltech made an initial payment of $2.5 million to Orphan Medical in October 2003 and may make further payments up to $6 million tied to product development milestones and up to $7 million tied to sales-related milestones should these milestones be met. According to the terms of the agreement, milestone payments are due within 30 days of achieving the milestone.  In addition to the milestone payments, UCB will also pay the Company a royalty on sales of the product which is expected to begin no earlier than 2005. During the first quarter of 2004, the Company received a milestone payment of $1.0 million from Celltech based on the filing of the Xyrem application with the European authorities, an achievement of a product development milestone.  A $1.0 million milestone payment may become due in the fourth quarter of 2004 or first quarter of 2005 if certain conditions are met.  The Company does not expect another milestone payment until mid-2005 assuming the required conditions are met.

The Company used more capital than its operations generated for the nine months ended September 30, 2004. The Company expects to incur a loss from operations in 2004 and 2005, which will continue to decrease its capital reserves. The Company continues to invest its capital in product development activities that may provide opportunities to enhance the commercial opportunities for Xyrem. The Company has committed $6.7 million to future product development and marketing activities. In addition, the Company also continues to use capital to develop and enhance the commercial programs for Xyrem. The Company expects that these efforts may result in increased Xyrem revenues. The Company expects that its current cash balances, cash flow from product revenues and any milestone payments received in accordance with the terms of the Celltech agreement will be sufficient to fund operations at least into the second half of 2005; however, the Company may seek additional capital in order to fund operations or should it decide to expand its product development programs or acquire additional products.

On April 14, 2004, the Company filed a “shelf” registration statement with the U.S. Securities and Exchange Commission (SEC) for the registration of 4,000,000 shares of common stock. Although we believe we have sufficient cash available for currently anticipated clinical trials, proceeds of any stock sales might be used for operations, clinical trials related to products that we may acquire or develop in the future or for trials related to new indications of existing products.  This statement was made effective by the SEC on September 7, 2004.

The Company has a credit facility and term loan which it amended with a commercial bank as of September 30, 2004. The credit facility expires September 29, 2005 and includes a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million.  The Company had the availability to borrow $1.8 million as of September 30, 2004.  Certain other assets have also been pledged as collateral for this facility. The term loan has a term of one-year and can be used specifically for equipment purchases not to exceed $1.0 million.  The interest rate for both loans is equal to two points over the bank’s prime rate.  The Company is also subject to certain other requirements during the term of the agreement, including (a) minimum monthly net tangible equity of $5.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $1.75 million for October to December 2004, $1.0 million for January to June 2005, and $1.25 million for July to September 2005.  The Company was in compliance with its covenants as of September 30, 2004. The Company had not borrowed under these loans through September 30, 2004.

The Company’s commitments for outside product development and marketing spending decreased to approximately $6.7 million at September 30, 2004 from $14.7 million at December 31, 2003. These commitments are generally made for periods shorter than one year.  The decrease is principally attributable to the completion of the Phase III(b) clinical trials assessing Xyrem for the treatment of EDS in narcolepsy.  This was offset by costs and commitments associated with the initiation of the Fibromyalgia trial, which began patient enrollment in the second quarter of 2004. The Company expects quarterly product development spending in the second half of 2004 to be in the $3.5 million to $4.0 million range depending on patient accession in the Fibromyalgia trial.  In addition, the Company continues to assess opportunities relating to current products and to new product opportunities, which, if pursued, will increase development spending.  Due to the dependence of this estimate on the results of the studies and other variable components, actual results may be different than the Company’s estimates.

As of September 30, 2004, the Company received approximately $3.2 million from the exercise of stock options during 2004.  Management believes the Company’s current cash availability, including the $3.2 million received to date, anticipated operating cash flows from product revenues and anticipated milestone payments from Celltech will be sufficient to fund its operations at least into the second half of 2005.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company’s case include either: (1) net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met both the thresholds at September 30, 2004. The Company’s market capitalization was approximately $120.9 million as of September 30, 2004 (based on the last sale price of $10.58 and 11.4 million shares outstanding). Although the Company does not expect to be profitable in 2004 or 2005, the Company nevertheless expects to continue to meet the listing requirements for listing on the Nasdaq National Market. However, there can be no assurance that the Company will continue to meet these requirements in the future.

In connection with the 1998 and 1999 private placements of convertible preferred stock, the Company agreed to certain restrictions and covenants, which could limit its ability to obtain additional financing. Even without these restrictions, the Company can make no assurances that additional financing opportunities will be available or, if available, on acceptable terms.

Geographic Sales Information

The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net product revenues by geographic region for the three month and nine month periods ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Domestic	$6,607	$2,880	$15,506	$10,643
International	44	102	543	1,255
Total	$6,651	$2,982	$16,049	$11,898

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

•                  general national and international economic and political developments;

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

Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. Although we expect combined revenue from the sales of Antizol, Cystadane, and Antizol-Vet in 2004 to be approximately $10.0 million, we believe that the total market opportunity for these three products is not likely to exceed the $10.0 - $11.0 million range in the foreseeable future.

We expect revenue from Xyrem in 2004 to be approximately $10.5 million to $11.0 million. Xyrem is indicated for the treatment of cataplexy in narcolepsy, and, if our clinical trials in our product development programs that are underway produce positive data, these data may result in increased market opportunity for Xyrem. We cannot assure you, however, that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

We currently rely on the limited protection of the Orphan Drug Act for certain products.

Since our inception, all of our products, with the exception of Antizol-Vet, have been granted orphan drug status by the FDA. Medicines developed or acquired in the future may hold orphan drug status, although we may develop or acquire products that do not hold such status if we can obtain appropriate proprietary protection through patents or otherwise. Currently two of our products have orphan drug status: Xyrem with an expiration date of July 17, 2009 and Antizol, with an expiration date of December 8, 2007 for the methanol indication.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We currently have a single supplier for the supply of bulk drug substance used in Cystadane, Antizol and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance. We also currently use a single supplier for the supply of bulk drug substance used in Xyrem, which is expected to account for approximately 50% of our revenue in 2004. If we were to lose this company as a supplier, we would be required to identify a new supplier.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We also use a single supplier for drug product manufacturing of Antizol, Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change.

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

We have a single distributor for three of our products: Antizol, Antizol-Vet and Cystadane.

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

We have an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review process, and distribution is strictly controlled. The specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the FDA, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed. Our contractor for this product also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to our products.

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

Changes in Internal Controls over Financial Reporting.  During our third fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.   Exhibits

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

Orphan Medical, Inc.
Registrant

Date	November 9, 2004	By	/s/ Timothy G. McGrath

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