Form 10-K
period 2004-12-31
ORPHAN MEDICAL INC
filed 2005-03-16
CIK 929548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-24760

Orphan Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1784594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13911 Ridgedale Drive, Suite 250, Minnetonka, MN 55305	(952) 513-6900
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No ☐

Aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on June 30, 2004 was $95,576,221, based on approximately 9,529,035 shares held by non-affiliates at that date.

As of March 10, 2005, the registrant had 11,430,066 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s Annual Meeting of Shareholders to be held on or about June 15, 2005 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result”, “look for”, “may result”, “will continue”, “is anticipated”, “expect”, “project”, or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the “Risk Factors” section under Part II, Item 7 of this Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Antizol®, Antizol-Vet®, Cystadane®, Xyrem®, MedExpand™, “The” Orphan Drug Company™, Xyrem Success Program®, Orphan Medical, Inc.® and Dedicated to Patients with Uncommon Diseases® are trademarks of the Company.

ITEM 1.   BUSINESS

Overview

Orphan Medical, Inc. (“we”, “our”, “us”, “Orphan Medical” or “the Company”) is a specialty pharmaceutical company focused primarily on sleep disorders, pain and other central nervous system (CNS) disorders. We seek to acquire, develop and market pharmaceutical products that are prescribed by physician specialists and offer a major improvement in the safety or efficacy of patient treatment and have no substantially equivalent substitute.  Since its inception, the Company has obtained New Drug Application (NDA) approvals from the United States Food and Drug Administration (FDA) for six specialty pharmaceutical products. Each of the NDAs was granted Orphan Drug Status by the FDA. We currently market three FDA approved drugs:

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

The Company’s lead product, Xyrem® (sodium oxybate) solution is FDA approved for the treatment of cataplexy, a debilitating symptom of narcolepsy, a sleep disorder. The Company markets Xyrem using a 36 person specialty sales force that focuses its selling efforts on physicians specializing in the treatment of sleep disorders. Clinical trials conducted in accordance with FDA approved protocols have shown that Xyrem consolidates sleep and increases sleep continuity and non-REM sleep, particularly Stages III and IV, which stages are known as slow-wave sleep. Stages III and IV are thought to be the stages in which the body experiences the greatest level of restoration. Although most currently marketed hypnotics, as well as those in late stage clinical trials, facilitate sleep onset and maintenance, they tend not to change or to reduce slow-wave sleep. The active ingredient of Xyrem, sodium oxybate or gamma hydroxybutyrate, has also been shown to increase slow-wave sleep and to have other activity that may have significance in treating sleep disorders.

The Company has initiated a range of clinical development and product development programs for Xyrem. We submitted a Supplemental New Drug Application (sNDA) to the FDA on January 19, 2005.  The sNDA includes two Phase III(b) trials with excessive daytime sleepiness (EDS) as the primary efficacy measure, as well as positive data relating to the treatment of other symptoms of narcolepsy. If the FDA were to approve the application, Xyrem could be marketed to the entire narcolepsy market, which is estimated to affect approximately 0.05% of the population or 100,000 to 140,000 persons in the United States.  Only about half of those individuals with narcolepsy are thought to be diagnosed and treated currently.  We also initiated a clinical trial in June 2004 to assess Xyrem in treating the symptoms of Fibromyalgia Syndrome (FMS). FMS is a chronic condition characterized by widespread muscular pain, fatigue, and systemic symptoms. FMS is estimated to affect over 4 million Americans.   We announced in December 2004 that enrollment for this trial had been completed and we expect to announce the results of the trial in the second half of 2005.  If Xyrem demonstrates efficacy in treating certain FMS symptoms, additional trials will be considered in order to obtain FDA approval to market Xyrem to physicians treating this condition.

We are assessing another product, butamben (butyl-p-amino benzoate), as a treatment for intractable cancer pain and, depending on its safety and efficacy profile, other chronic pain conditions as well. Butamben is a unique long-acting ester local anesthetic that is selective for afferent pain fibers with no measurable residual sensory or motor effects. It also appears to provide long-lasting effects, averaging about 6 months in humans studied to date. We expect to begin clinical trials after meeting with the FDA to present our development plan for butamben and on the outcome of initial toxicology studies.

In addition to expanding the labeling of Xyrem and developing butamben, we plan to build our presence in specialty CNS markets through the acquisition of both development-stage compounds and marketed products. The Company generally seeks to develop products that (1) have some clinical history, (2) have a formulation that can be readily developed and manufactured with established technologies, and (3) do not require excessive specialized processes for development or manufacture. We do not conduct extensive basic research to discover new chemical entities.

In 2003, we sold all rights to three of our products outside of CNS disorders in order to concentrate resources on Xyrem and enhance our focus on sleep, pain and specialty CNS markets. Medicines developed or acquired in the future may hold orphan drug status, although we may develop or acquire products that do not hold such status if we can obtain appropriate proprietary protection through patents. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a 10-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations.

Our activities have consisted primarily of obtaining the rights for pharmaceutical products, hiring the personnel required to implement our business plan, managing the development of these products, preparing for the commercial introduction of these products and raising capital to support our business operations.

Orphan Medical, Inc. was incorporated on June 17, 1994 as a Minnesota corporation to carry on the business previously conducted by the Orphan Medical division of Chronimed, Inc. The business was reincorporated as a Delaware corporation on September 1, 2000. We have not generated sufficient levels of revenue from our approved products to date to fund our operating activities and have sustained significant operating losses each year since inception. We expect operating losses to continue at least through 2005. Our operations to date have not been profitable and as of December 31, 2004 we have an accumulated deficit of $70.3 million since inception.

Our corporate offices are located at 13911 Ridgedale Drive, Suite 250, Minnetonka, Minnesota 55305. Our telephone number is 952-513-6900 and our website is www.orphan.com. The information on our website is not incorporated into and is not intended to be a part of this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practible after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Strategy

Orphan Medical’s goal is to become an integrated CNS specialty pharmaceutical company. In this regard, the Company has decided to focus its development and commercial efforts, at least initially, in the areas of sleep disorders and pain. Other CNS disorders will be considered as the Company progresses with its CNS specialty pharmaceutical strategy.

The sleep disorders market is a large therapeutic area affecting an estimated 70 million to 100 million adults in the United States (Source: 2002 National Sleep Foundation “Sleep in America Poll”), yet sleep disorders is still a market with significant unmet needs. Moreover, there is increasing recognition of the role of sleep across a range of diseases and its role in health is becoming broadly recognized. Sleep disorders have been underdiagnosed since symptoms are vague; often not reported by patients; and often are missed by physicians. Therefore, sleep disorders or related illnesses may go undiagnosed and untreated for a number of years. The broader specialty CNS area is one of significant opportunities. Outside the major CNS therapeutic areas of depression and schizophrenia, there is a wide range of diseases with unmet medical needs. Our lead product, Xyrem, has the potential to address a number of specialty CNS diseases including narcolepsy, insomnia and fibromyalgia syndrome and the Company has built unique development and commercial capabilities to address several of these opportunities. According to the Mayo Clinic in a publication dated April 22, 2003, fibromyalgia affects three to eight million people in the United States. Epidemiology studies (including NSF 2002 and Epidemiology Catchment Assessment; Mattson, Jack 4/22/2002) estimate the prevalence for insomnia exceeding 40% of the adult population in the United States. This is approximately 80 million people. The market opportunity associated with each of these indications exceeds $1.0 billion on an annual basis. Other specialty CNS areas of high strategic interest to the Company include secondary symptoms of Parkinson’s disease, movement disorders, Huntington’s disease, sleep apnea, Alzheimer’s disease and mild cognitive impairment. Building on its current capabilities and expertise, the Company believes it could develop a meaningful presence in these therapeutic areas with key specialist audiences, i.e., sleep specialists, neurologists and psychiatrists.

Xyrem, our most significant product, is currently approved for cataplexy associated with narcolepsy and has application in several other sleep-related disorders. We submitted an sNDA on January 19, 2005 to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of EDS and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy.  It also has potential utility in fibromyalgia, an increasingly recognized pain disorder. Butamben is expected to be developed for chronic cancer pain, and possibly chronic pain from other causes.

Orphan Medical believes it can apply its competitive advantages to build a specialty pharmaceutical company focused on diseases of the CNS. The Company aims to:

•                  Avoid large market CNS diseases and concentrate on unmet needs in diseases that are treated by neurologists, psychiatrists, sleep specialists and pain specialists;

•                  Build on the Company’s expertise in, and the science of, gamma hydroxybutyrate (GHB);

•                  Expand the Company’s marketing and sales presence in the sleep community in order to market other high value products that treat sleep disorders;

•                  Assess and develop products that address pain treated by specialist physicians; and

•                  Acquire marketed as well as development stage products that can be marketed through the Company’s sales organization and distribution systems.

As in all industries, companies that survive and grow long-term must have sustainable uniqueness. The factors of success in the specialty segment of the pharmaceutical industry are:

•                  A strong and experienced management team;

•                  The capability to develop medicines as well as the ability to acquire drugs in therapeutic areas that the Company has scientific and clinical expertise;

•                  A marketing and sales presence that reaches a concentrated set of prescribers;

•                  Products with growth potential that address unmet medical needs;

•                  An ability to address regulatory issues; and

•                  Good access to capital markets

Products

The following tables summarize certain information relating to the Company’s products:

Marketed Products

Approved Product	Application	NDA Approval Date	Orphan Drug Status**

Xyrem® (sodium oxybate) oral solution	For the treatment of cataplexy associated with narcolepsy	July 2002	Granted

Antizol® (fomepizole) Injection	Antidote for ethylene glycol (antifreeze) or suspected ethylene glycol ingestion in humans	December 1997	Granted

	Antidote for methanol or suspected methanol ingestion in humans	December 2000	Granted

Cystadane® (betaine anhydrous for oral solution)	Homocystinuria, a genetic disease	October 1996	Granted

Antizol-Vet® (fomepizole) for injection	Antidote for ethylene glycol (antifreeze) or suspected ethylene glycol ingestion in dogs	November 1996	Five year period of exclusivity

Products Under Development

Investigational Product	Proposed Application	Phase of Development*	Orphan Drug Designation**

Xyrem® (sodium oxybate) oral solution	EDS/Narcolepsy	(1)	Yes

Xyrem® (sodium oxybate) oral solution	Fibromyalgia	Phase I/II trial initiated June 2004	No

Butamben***	Cancer Pain	Phase II

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

(1)                    The Company submitted an sNDA on January 19, 2005 to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of EDS and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy.

Approved Products

Xyrem® (sodium oxybate) oral solution

Narcolepsy is a chronic neurologic sleep disorder in which sleep is “fragmented,” and does not occur in an integrated and cohesive manner. The primary symptoms of narcolepsy include EDS, unavoidable daytime sleep attacks, cataplexy (a sudden loss of muscle tone provoked by emotions), sleep paralysis (brief periods of muscle paralysis) and hallucinations (vivid and sometimes frightening dreaming when falling asleep or waking up). Other related symptoms include fragmented nighttime sleep. These symptoms can lead to a variety of complications, such as limitations on education and employment opportunities, driving or machine accidents, difficulties at work resulting in disability, forced retirement or job dismissal, and depression. Based on published epidemiology studies, including Ohayon, MM. Prevalence of Narcolepsy Symptomology and Diagnosis in European General Population, Neurology 2002; 58:1826-1833; Roln, 1998; Mignot, 1998; Hublin et al., 1994c; Dement, et al., 1973 and Aldriaon, 1992, narcolepsy is thought to affect approximately 100,000 to 140,000 persons in the United States.

The second most common symptom of narcolepsy is cataplexy. Cataplexy is the most specific feature of narcolepsy and its presence is diagnostic. Published epdemiology studies, including Bassetti, C. Narcolepsy Neurology Clinics 1996; 14(3): 545-550; Overcem, S. Journal of Clinical Neurophysiology 2001; 18(2): 78-105; and Chaud Harg, M.D. The Journal of Family Practice 1993; 36(2): 207-213, suggest that the prevalence of cataplexy in narcolepsy ranges from 60% to 90%. However, according to published studies and our proprietary market research, only about one-fourth to one-third of persons who are diagnosed with narcolepsy are also diagnosed with, and treated for, cataplexy.

Estimating the number of patients with narcolepsy who seek treatment is challenging. Utilizing national insurance databases, it is estimated that approximately 55% or about 55,000 to 75,000 patients with narcolepsy are diagnosed and treated. Furthermore, it is estimated that about one-third of the 55,000 to 75,000-treated narcolepsy patients, or 18,500 to 25,000 patients, are also diagnosed with and treated for cataplexy. The one-third treatment rate contrasts with the 60% to 90% prevalence rate of cataplexy in patients with narcolepsy. We estimate that the average revenue per patient with Xyrem is approximately $4,000 annually. Accordingly, we estimate the market for cataplexy associated with narcolepsy to approach $100 million and could exceed $100 million if treatment rates for those diagnosed with cataplexy increase in the future.

As discussed below under the heading “Xyrem® (sodium oxybate) oral solution-Excessive Daytime Sleepiness” we completed clinical trials to expand the indication for Xyrem for the treatment of EDS associated with narcolepsy. If approved for EDS, the potential market for Xyrem could be in the range of $200 million to $300 million based on estimates of the number of individuals treated for narcolepsy in the U.S and on the current pricing for Xyrem.

The standard treatment for excessive daytime sleepiness and sleep attacks in patients with narcolepsy is stimulants or wakefulness promoting agents. The symptoms of cataplexy, sleep paralysis and hypnagogic hallucinations have typically been treated with tricyclic antidepressants (“TCAs”) or selective serotonin reuptake inhibitors (“SSRIs”). These treatment regimens have limited efficacy and are often unsatisfactory for a number of other reasons. Amphetamines and other stimulants often cause undesirable side effects such as insomnia, hypertension, palpitations, and irritability and, at higher doses, may mimic the symptoms of schizophrenia. Patients often build tolerance to the TCAs and SSRIs and doses are increased to obtain clinical effectiveness. These medications can cause the side effects of dry mouth, impotence, loss of libido, and increased heart rate. Clinical results with Xyrem suggest that it is effective in the treatment of narcolepsy symptoms. Administered at night, it is believed to consolidate sleep and has been shown to reduce cataplexy attacks, and to reduce the severity of daytime sleepiness when used alone or in combination with stimulants during the day. Following initial clinical trials and subsequent commercial use, thousands of narcolepsy patients have been exposed to clinical doses with an acceptable side effect profile. Narcoleptic patients could be treated with Xyrem at night and, if needed, with stimulants during waking hours.

The Company submitted its NDA for Xyrem on October 2, 2000 and was granted approval on July 17, 2002. The product is indicated for the treatment of cataplexy associated with narcolepsy. The Company began shipping product in September 2002 and the commercial launch commenced on October 7, 2002. Through December 31, 2004, over 10,000 patients have been prescribed Xyrem by over 2,100 physicians.  In January 2005 we submitted an sNDA to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of EDS and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy.  In 2004, Xyrem accounted for approximately 50% of total product revenue.  Given continuing patient levels and expected future prescribing trends, the Company anticipates that percentage will increase in 2005.

The sodium salt of gamma hydroxybutyrate (GHB), also known as sodium oxybate, is the active ingredient in Xyrem. Illicitly produced GHB has been reported to be a drug of abuse. On February 18, 2000, President Clinton signed PL 106-172, a public law that makes GHB a Schedule I substance, the designation by which illegal drugs are controlled. The bill further delineates GHB products being studied under Food and Drug Administration (FDA) approved protocols or approved for commercial sale as Schedule III substances. Each state has the ability to schedule products more strictly or equivalent to the federally designated schedule. Most states have adopted, either administratively or legislatively, the I/III schedule as described above. The Company continues its efforts to promote consistency of scheduling across all states.

Sodium oxybate is a known compound and is not patentable. There are no license fees or royalty payments associated with Xyrem revenues. The Company has received orphan drug status for its indicated use of Xyrem with the U.S. FDA orphan drug status extending through July 17, 2009 for cataplexy. Upon expiration of orphan drug status, our products might be subject to competition from other pharmaceutical companies. The Company has an issued formulation patent, which expires on December 22, 2019. Other patents are pending. The Company has contracted with third-party bulk drug and drug product manufacturers for the production of Xyrem under Good Manufacturing Practices (GMP) conditions.

Antizol® (fomepizole) Injection

Antizol received marketing clearance from the FDA in December 1997 as an antidote for suspected or confirmed ethylene glycol poisonings and in December 2000 for suspected or confirmed methanol poisonings. We began shipping Antizol in December 1997. Antizol is primarily used in a hospital setting and is distributed for us by an affiliate of Cardinal Health. When ingested by humans, ethylene glycol (found in antifreeze) and methanol (found in windshield wiper fluid) can lead to death or permanent and serious physical damage. Based on recent revenue trends, we believe that hospital pharmacies will continue to stock Antizol because it is important to treat poisoned patients very quickly in order to improve the chances of successful recovery. For 2004, Antizol contributed approximately 42% of our total revenues. We estimate that over one-third of all hospitals with emergency rooms currently stock the product. Antizol has become the standard of care for toxic alcohol poisoning and guidelines issued by the American Academy of Clinical Toxicologists recommended Antizol as the drug of choice for such poisonings. Since not every hospital will stock antidotes, we expect to see limited incremental stocking by hospitals in 2005. Future sales will be based more on usage as stocking levels are expected remain constant. We have also received marketing approval for Antizol in Canada for the treatment of suspected or confirmed ethylene glycol poisonings and methanol.

We obtained orphan drug status for Antizol as an antidote to treat ethylene glycol and methanol poisonings, which provided marketing exclusivity to us through December 2004 for ethylene glycol and provides marketing exclusivity to us through December 2007 for methanol. We have contracted with a third party for the production of Antizol under GMP conditions. Through a sublicense agreement with Mericon Investment Group, Inc. (“MIG”), we have an exclusive, worldwide license to develop and market Antizol, which expires in July 2013, subject to a five year renewal through July 2018 exercisable by MIG at our request. This agreement includes a royalty that is paid quarterly.

Cystadane® (betaine anhydrous for oral solution)

Cystadane received marketing clearance from the FDA in October 1996. The first commercial sales of Cystadane occurred in December 1996. Cystadane is distributed by an affiliate of Cardinal Health to patients in the United States through retail pharmacies. It is the first agent approved by the FDA for the treatment of homocystinuria, an inherited metabolic disease. The clinical consequences are wide-ranging and include dislocation of the ocular lens, early (under age 30) thromboembolism, developmental and mental retardation and reduced life span related to elevated plasma homocysteine levels. Based on published epidemiology studies, it has been estimated that homocystinuria occurs approximately once in every 200,000 live births worldwide (Sources: Sokalova et al., 2001; Linnabank et al., 2001; Yap, 2003) and that there are estimated to be 1,000 patients with homocystinuria in the United States. Based on the Company’s historical domestic revenue growth rate of 10-15% for this product, the Company estimates that the annual market potential for Cystadane may approach $1.0-$1.5 million in the United States. The Company receives sales revenue generated outside of the United States through its licensees. Cystadane revenues met the Company’s expectations in 2004 and are expected to grow slightly in subsequent periods. The Company believes that the small size of the market and the high medical value of Cystadane justify the limited resources required by the Company to continue making this product available to patients.

The Company obtained orphan drug status for Cystadane for the treatment of homocystinuria, which provided marketing exclusivity to the Company through October 2003. The Company does not expect the expiration of orphan drug protection to significantly impact the sales of Cystadane in 2005 given the relatively small market size. The Company has contracted with a third party for the production of Cystadane under GMP conditions. No license was required for the Company to develop and market Cystadane.

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

Antizol-Vet® (fomepizole) for injection

In November 1996, the Center for Veterinary Medicine of the FDA approved Antizol-Vet as a treatment for dogs that have ingested or are suspected of having ingested ethylene glycol. The first commercial sales of Antizol-Vet occurred in January 1997. The earlier an ethylene glycol poisoned dog is treated with Antizol-Vet, the more likely that there will be a positive outcome. The annual market potential for Antizol-Vet is expected to be under $300,000. We have found that stocking of this product has been limited due to its high cost, but it is ordered when a poisoning occurs. Antizol-Vet revenues met our expectations in 2004 and are expected to remain constant or decline in subsequent periods. Revenues from this product have not been nor will they be material to our product revenue.

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

Products Under Development

We incurred $13.2 million, $10.8 million and $8.7 million of Product Development expenses for the years ended December 31, 2004, 2003 and 2002, respectively. We had approximately $6.2 million of outstanding commitments associated with product development spending for the following development projects at December 31, 2004.

Sleep Disorders — Investigational Products

Xyrem® (sodium oxybate)® oral solution-Excessive Daytime Sleepiness

In 2004, we completed two Phase III (b) clinical trials for Xyrem. These controlled clinical trials assessed the efficacy of Xyrem in treating EDS related to narcolepsy. In January 2005, we submitted an sNDA to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of EDS and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy. We expect that the FDA will take action on this sNDA in late 2005. If approved, this sNDA may provide an expanded indication which could increase the total market opportunity for the product to over $250 million, based on the estimate of 50,000 treated narcolepsy patients and the product’s current pricing. We incurred expenses related to these trials of approximately $6.5 million, $5.0 million and, $2.5 million in the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

Xyrem® (sodium oxybate)® oral solution-Fibromyalgia

Fibromyalgia is a syndrome characterized by widespread pain that cannot be explained by an inflammatory or degenerative musculoskeletal disorder. Fatigue, depression, and somatic symptoms are also often present. The prevalence of fibromyalgia has been reported in several epidemiological studies. The estimated prevalence ranges from 1-4% of the adult population. A prevalence rate of 2% is most commonly cited in the literature. Accordingly, about 4.2 million Americans over the age of 18 have fibromyalgia.

We have completed enrollment in a proof-of-principle trial to assess the efficacy of Xyrem in the treatment of the symptoms of fibromyalgia. We expect to incur $2.5 to $3.5 million of expense in 2005 to complete this trial.  This trial began in the second quarter of 2004. Data from this trial is expected to be available in the third quarter of 2005. At that time we will determine whether or not to pursue a development program in support of a regulatory application. The nature and scope of a potential development program cannot be determined until this trial is complete and the data is available. Therefore, the total costs and timing of a potential development program for an indication of fibromyalgia are uncertain at this time.

Butamben (butyl-b-amino benzoate)

Butamben is a new treatment for pain. It is intended to provide physicians with an effective adjunct for their patients who require long-term management of moderate-to-severe chronic pain. Butamben is a unique, material-based, long-acting local anesthetic that is delivered by epidural injection or a peripheral nerve block. It selectively blocks pain afferentation by blocking transmission in A delta and C fibers in peripheral nerves. Butamben blocks fast-sodium ion channels, which leads to hyperpolarization of the neuronal membrane. It is non-neurolytic and non-narcotic. In previous clinical experiences under an investigator IND, butamben appeared to provide long-term relief from pain, with no motor blockade when accurately placed in the site appropriate to the sequential afferentation of pain. These experiences were published in several articles, including Schulman, M et al., Regional Anesthesia and Pain Medicine 23(4):395-401,1998; Schulman, Harris, Lubenow, Nath, and Ivankovich, The Clinical Journal of Pain 16:304-309, 2000; and Korsten et al., Anesthesiology 75: 950-959, 1991. To date, however, butamben’s efficacy has not been conclusively proven. Therefore, we cannot assure you that the efficacy of butamben will ever be proven, or that butamben will be approved by the FDA for sale.

Orphan Medical’s butamben is a patented formulation for use as a long acting pain medication. This new indication will require a full development program under the IND to support a future NDA. The product will be used initially in patients with pain of malignancy as its origins, who either have pain that is not alleviated by escalating doses of oral analgesics or need relief from the side effects that accompany these escalating doses. Treatment with butamben may allow patients to reduce their doses of oral analgesics, and thereby reduce dose-related analgesic side effects. Should we initiate a development program, we will begin Phase II trials at that time. We hold an inactive IND at the FDA for butamben. We acquired the previous IND as part of a transaction with a pharmaceutical company that had discontinued clinical development and voluntarily converted its IND to inactive status. We are in the process of defining the manufacturing process for butamben and, if successful, will submit a new chemistry and manufacturing package to the FDA and then expect to meet with the FDA to review a development program for this product. At that time, if we pursue a product development program, we will take action to reactivate the IND at the FDA. Human clinical trials will not begin until after we meet with the FDA to review the proposed development program. Because the nature and scope of the potential development program cannot be determined until after the currently unscheduled meeting with the FDA, the costs and timing of a development program are uncertain at this time. The total expected cost of defining the manufacturing process and other related costs in determining whether or not to pursue a development program is approximately $0.5 million, most of which will be incurred in 2005. We currently expect to determine by mid 2005 whether to initiate a development program for butamben. We do not expect any revenue from this product until at least 2009.

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

Orphan drug protection is available in the European Union under requirements similar to those in the United States. An important distinction in the European Union is the ten-year period of marketing exclusivity for products designated as orphan drugs, compared to seven years of exclusivity in the United States. The period of exclusivity in the European Union also begins upon marketing approval.

With respect to additional products we may license in the future, if any, we expect that such licenses would include, if such rights are available, an assignment of the licensor’s proprietary rights with respect to the licensed product. We also seek foreign patent protection for our products and have applied for patents outside the U.S. for Xyrem. We have licensed several patents related to butamben, a product that is being evaluated for development. We have applied for a business process patent covering the distribution system for Xyrem.  We have also licensed patents related to a potential new formulation for GHB. We are in the process of defining the manufacturing process for butamben and, if successful, expect to have a second meeting with the FDA to finalize a development program for this product. We evaluate the desirability of registering approved patents or other forms of protection for our products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.

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

Before a drug product can be investigated or marketed in the United States, the following general steps are required: (i) pre-clinical laboratory and animal safety tests; (ii) the submission to the FDA of an IND; (iii) clinical and other studies to assess safety and parameters of use; (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product; (v) the submission to the FDA of an NDA; (vi) FDA approval of the NDA prior to any commercial sale or shipment of the product; (vii) marketing of the drug; and (viii) post-approval safety and risk monitoring.

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

The initial phase of clinical testing (Phase I) is conducted to evaluate the metabolism and pharmacological actions of the experimental product in humans, as well as the side effects associated with increasing doses, and, if possible, to gain early evidence of possible effectiveness. Phase I studies can also evaluate various dosages, methods and schedules of product administration. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease that the product is intended to treat. The total number of subjects is small and, generally in the range of 20 to 80. A demonstration of therapeutic benefit is not required in order to complete Phase I trials successfully. If acceptable product safety is demonstrated, Phase II trials may be initiated.

Phase II trials are designed to evaluate the dosing and effectiveness of the product in the treatment of a given disease and involve patients with the disease under study. These trials often are well-controlled, closely monitored studies involving a relatively small number of subjects, usually no more than several hundred. The optimal dosages, methods and schedules of administration are determined in these studies. If Phase II trials are successfully completed, Phase III trials are often commenced, although rarely Phase III trials are not always required, particularly for drugs of high medical value intended for smaller patient populations.

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

Upon the successful completion of clinical testing, a marketing application (i.e., NDA) is submitted to the FDA for approval. This application requires detailed data on the results of pre-clinical testing, clinical testing and the composition of the product; information on manufacturing methods; proposed labeling to be used with the drug; and samples of the product in some cases. Since the passage of the Prescription Drug User Fee Act (“PDUFA”), the FDA typically takes from six to eighteen months to review an NDA after it has been accepted for filing. Following its review of a marketing application, the FDA typically raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. The FDA can also determine that a drug is “approvable” contingent on satisfactory review of additional information requested by the FDA. We cannot assure you that such requests by the FDA for additional information can be fulfilled in a timely manner, if at all. If the FDA approves the NDA, the new product may be marketed for the applications or treatments that have been approved by the FDA. The claims with which a product can be marketed are also subject to review and approval by the Division of Drug Marketing, Advertising and Communications (“DDMAC”), the FDA’s marketing surveillance department within the Center for Drugs. The FDA often clears a product for marketing with a modification, or restriction to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, be conducted. The method and system of a drug’s distribution can also be controlled by the FDA if approved under Subpart H.

Operating Functions

We have structured each of its operating functions to support its strategy. Following is a general explanation of the typical steps in our processes of product acquisition, development and marketing.

Product Acquisition

We actively search for product licensing or acquisition opportunities. The continual acquisition of products for development and/or commercialization is a key element of our growth strategy. We attract product acquisition proposals through a network of customer and industry contacts, licensing brokers and a growing awareness of activities by governmental, academic and industry sources. Since our inception, we have evaluated many product opportunities. To date, eighteen products have been acquired and, of these, three products were developed, marketed and subsequently divested (Busulfex, Sucraid, and Elliotts B Solution) and four products (Xyrem, Antizol, Cystadane and Antizol-Vet) have been developed and are currently being marketed by us. In addition, Xyrem is also currently under development for other indications.

We seek to acquire pharmaceutical products within CNS markets that, in our opinion, generally:

•                  Are of high medical value as defined by the customer (physician and patient) within a therapeutic area;

•                  Treat diseases that affect distinct patient populations;

•                  Are prescribed by physician specialists;

•                  Can be marketed with a focused, specialized sales team to health care specialists, health care institutions, and patients;

•                  Are likely to be eligible for reimbursement by third-party payors;

•                  Have, or are candidates for, patent protection, orphan drug designation or have other characteristics that enhance our competitive position;

•                  Treat diseases that have clinical endpoints (i.e., signs or symptoms) that are readily measured;

•                  Are conventional pharmaceutical products that are relatively straightforward in formulation and development, and do not involve the application of new technologies;

•                  Are in Phase II or Phase III clinical trials and have a relatively high likelihood of obtaining the approval of the FDA within three to five years of acquisition;

•                  Offer attractive potential financial returns with relatively low development costs;

•                  Complement our other products in order to leverage existing talent and resources.

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

Product Development

Pharmaceutical product development is one of the Company’s principal activities. We have incurred in excess of $70 million in expenses for product development activities through December 31, 2004. This includes $13.2 million, $10.8 million, and $8.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company estimates that it will need to incur at least an additional $10 million of expense in product development activities over the next four quarters relating to the products it currently markets, including obtaining any potential additional Xyrem indications. In addition the Company continues to evaluate butamben as a product for future development. Although we believe we have sufficient cash available for currently anticipated clinical trials, we may need additional capital to fund clinical trials related to products that we may acquire or develop in the future or for trials related to new indications of existing products.

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

Manufacturing

The Company does not have and does not intend to establish any internal product testing, chemical synthesis of bulk drug substance, and manufacturing capability for drug product. Manufacturers of the Company’s products are subject to applicable GMP as required by FDA regulations or other rules and regulations prescribed by foreign regulatory authorities. The Company is negotiating or has entered into bulk drug supply and drug product manufacturing agreements with third-parties for all of its FDA approved products and is dependent on such third parties for continued compliance with GMP and applicable foreign standards. The Company believes that qualified manufacturers will continue to be available in the future, at a reasonable cost to the Company, although there can be no assurance that this will be the case.

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

We believe that the foregoing risks regarding the possible loss of a manufacturer or supplier are mitigated in a number of ways. First, the Company’s currently effective manufacturing and supply agreement provide for relatively long termination notice periods, ranging from one to two years, during which the manufacturer or supplier is required to perform its obligations under its agreement with us. During this time period, the Company would actively search for an alternate manufacturing or supply source and it is management’s current belief that, given the relatively long time period, an alternate source could be obtained during that period.

Second, during the termination period, we expect that we would increase our inventory levels in order to safeguard against delay in implementing a new manufacturing or supply relationship. Given the expiration periods for the Company’s current products, the Company currently expects it would be able to sell increased inventory levels prior to the expiration dates of the increased inventory. Expiration periods for our products generally range from three years (Cystadane) to five years (Antizol, Antizol-Vet and Xyrem) from the date of manufacture. Moreover, manufacturing of our products is not complex. Given the foregoing, we believe that there are alternate manufacturing and supply sources that would be available both on acceptable terms and on a timely basis for our products.

The manufacturing agreement with Ash Stevens, Inc., the manufacturer of the bulk drug substance for Antizol and Antizol-Vet has been terminated. The Ash Stevens, Inc. agreement expires in May 2006. We have contracted with a new manufacturing source for this product and have begun transferring of the manufacturing process.  While we believe that this transfer will be completed in a timely manner and that there will be no interruption in the supply of our Antizol and Antizol-Vet, there can be no assurance that this process will be completed in the appropriate time period to ensure supply of inventory.

We have also decided to change the relationship with the manufacturer of finished drug product for Xyrem. The supply agreement with the terminated Xyrem finished drug product manufacturer expires in July 2005. The current manufacturer will continue to manufacturer the product; however, final packaging will be completed by an additional vendor.  We have identified a new source for this packaging and are in the process of negotiating a final agreement and, once the agreement is signed, we will begin the transfer of this process.  While we believe that this process will be completed in a timely manner and that there will be no interruption in the supply of Xyrem, there can be no assurance that this process will be completed in the appropriate time period to ensure supply of inventory.

Despite our expectation that we would be able to take steps to mitigate the risk of loss of one or more manufacturing or supply relationships, we cannot assure you that the change of a bulk drug supplier or drug product manufacturer and the transfer of the processes to another third party would be approved by the FDA or DEA, and if approved, would occur in a timely manner. Therefore, despite our efforts to mitigate risk, we may experience additional costs and delay while switching providers, which in turn could adversely affect sales revenue.

Marketing – United States

As part of its marketing efforts, the Company identifies and defines appropriate therapeutic areas, identifies customer needs within each therapeutic area, identifies specific product acquisition candidates within each therapeutic area, works with the development team to insure clinical data is collected that supports the desired indication and marketing claims, and if FDA approval is obtained, designs and implements marketing plans for each of its approved products. Market research is conducted to analyze the potential of products prior to their acquisition. Once a product is acquired and is being developed, further market research is completed and, based on this analysis, the product’s marketing plan is developed and appropriate pre-launch programs are initiated. The development group continues to provide support where needed to enhance marketing and sales efforts. This group is responsible for all aspects of a product’s marketing and sales, including product forecasting, positioning, price, promotion and physical distribution to successfully launch and commercialize the product. Senior sales and marketing employees lead a cross functional team of internal and external personnel to implement a product’s marketing and commercialization plan. In addition, marketing and sales staff also supports the Company’s international sales efforts through support of and interfacing with international partners.

The following is a summary of sales to significant customers that individually account for more than 10% of net sales.

	Year ended December 31,
	2004	2003	2002
Cardinal Health, Inc.	15%	23%	24%
AmerisourceBergen Corporation	12	23	20
McKesson Corporation	10	15	16
Specialty Distribution Services (1)	48	—	—

(1) Specialty Distribution Services is the Company’s sole distributor for Xyrem domestically.

Marketing – Foreign

In general, the Company expects to out-license foreign marketing, sales and distribution rights after an NDA is submitted or approved in the United States. The Company contracts with foreign pharmaceutical companies to market and distribute its products. The Company considers Europe and Japan to be its most attractive foreign markets. The Company has entered into marketing, sales and distribution agreements for Antizol in Europe, Canada, and Israel, for Cystadane in Europe, Australia, New Zealand, Israel, and Canada and for Xyrem in Europe.

In October 2003, the Company announced that it has licensed European sales and marketing rights for Xyrem to Celltech Pharmaceuticals, a division of Celltech Group plc. Under the terms of the agreement, Celltech will be responsible for the registration, marketing and sales of Xyrem in Europe. The licensing agreement includes the use of Xyrem in narcolepsy and provides Celltech with rights to negotiate for other potential future indications including fibromyalgia syndrome.  Effective July 2004, Celltech was acquired by UCB Pharma.

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

The Company has a contract with a central pharmacy, Express Scripts Specialty Distribution Services, Inc., to distribute Xyrem in the United States. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review and approval process, and distribution is strictly controlled. A specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed. The Company’s agreement with the central pharmacy calls for fees to be paid based on the number of bottles shipped to patients and is for a term of three years, ending September 2005. This agreement may be terminated for cause or noncompliance with appropriate notice given according to the provisions of the agreement.  The Company is in the process of extending this agreement to July 31, 2007.  The Company expects to complete this negotiation on acceptable terms.

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

Competition

Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. The Company will experience competition in several specific areas, including, but not limited to, those described below:

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

•                                          Marketing And Sales – Each of the Company’s current products will face competition from other products or from other therapeutic alternatives. The Company’s products may compete against products whose marketers have substantially greater resources, including large specialized sales forces, than the Company. The following is a description of competition that our products face:

•                                          Xyrem: for the cataplexy symptoms of narcolepsy, tricyclic and SSRI antidepressants are used although they are not approved for this use.

•                                          Xyrem: for excessive daytime sleepiness associated with narcolepsy, Provigil® / modafinil (Cephalon) is approved as a wakefulness-promoting drug. Stimulant drugs are also used for this symptom. Xyrem may not be directly competitive with these agents as its use in combination with modafinil or stimulants may be additive.

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

Seasonality

The Company’s business is not seasonal in nature.

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

Reimbursement

Employers, through payments to their employee benefit plans, bear a significant share of the health care costs of their employees. These plans are typically administered by insurance companies, health maintenance organizations, preferred provider organizations and other third-party payors. Health care services and products, including pharmaceutical products, are also paid for by government agencies such as Medicaid. Employers and the payors involved in providing or administering health care benefits are increasingly turning to “managed care” systems to control health care costs. Under these systems, the administrative requirements and standards of care are established by the health care purchasers and providers and the benefit level depends on the negotiated price. Managed care systems usually limit treatment options to approved therapeutic regimens and “formularies,” or lists of approved drugs and medical products.

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

Scheduled Products

Products that are designated “controlled” substances also require compliance with regulations administered by the U.S. Drug Enforcement Agency (“DEA”), and similar regulations administered by state regulatory agencies. On February 28, 2000 President Clinton signed PL 106-172, a public law that makes gamma hydroxybutyrate (GHB) a Schedule I substance. Schedule I is the designation by which illegal and non-approved drugs are controlled. The bill further delineates GHB products approved for commercial sale by the FDA as Schedule III substances. New formulations containing GHB are Schedule I substances until approved for commercial sale by the FDA.

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

Employees

The Company has 77 full-time and three part-time employees. The Company believes that its relationship with its employees is good. None of the Company’s employees is represented by a labor union.

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

Discontinued Development Products

Through December 31, 2004, the Company discontinued development activities on a total of eleven proposed products. There can be no assurance that the Company’s license rights and/or any clinical data related to a discontinued product have any value to a third party and, if such rights or clinical data have value, there can be no assurance that the Company can come to terms with a third party for the sale of such rights or clinical data.

Financial Information about Geographic Areas

A summary of net sales by geographic region for the years ended December 31, 2004, 2003 and 2002 is provided in Note 14 to the Company’s financial statements included with this Annual Report on Form 10-K.

ITEM 2.   PROPERTIES

The Company currently occupies approximately 15,000 square feet of leased office space in Minnetonka, Minnesota, at a monthly rent of approximately $23,000, including operating expenses. This lease expires on October 31, 2007.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

Background information regarding the Company’s executive officers follows:

Name	Age	Title

John Howell Bullion	53	Chief Executive Officer and Chairman of the Board

William Houghton, M.D	62	Executive Vice President and Chief Scientific and Medical Officer

Mark Perrin	48	Executive Vice President and Chief Commercial Officer

Timothy G. McGrath	40	Vice President and Chief Financial Officer

Dayton T. Reardan, Ph.D, RAC	49	Vice President of Regulatory Affairs

Pamela J. Stahl	39	Vice President of Commercial Operations

Executive officers of the Company serve at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Bullion has been Chief Executive Officer of the Company since June 24, 1994 and Chairman of the Board of Directors since December 30, 1998. Mr. Bullion is a co-founder of Chronimed Inc., the company from which Orphan Medical, Inc. was spun-off in 1994. Prior to joining Orphan Medical, Mr. Bullion served as President of Bluestem Partners, an investment and consulting company, Dahl & Associates, a soil and ground water remediation company, and Concurrent Knowledge Systems, Inc., a software development company. Mr. Bullion also served as partner and Vice President with First Bank System Venture Capital Company for seven years.

Dr. Houghton has been the Company’s Executive Vice President, Chief Scientific and Chief Medical Officer since May 2002. Prior to that Dr. Houghton served as the Company’s Chief Operating Officer since joining the Company in August 1998. Prior to joining the Company, Dr. Houghton was Chief Scientific Officer and Vice President of Clinical and Regulatory Affairs at Iotek, Inc. from April 1995 to August 1998. At Iotek, Dr. Houghton was responsible for all research activities, regulatory and clinical research, and served as the medical liaison with Iotek’s Medical advisory Board. From February 1984 to March 1995, Dr. Houghton also held a variety of management positions with Abbott Australasia and Abbott Laboratories in the United States.

Mr. Perrin has been the Company’s Executive Vice President and Chief Commercial Officer since May 2002. From 1995 to 2001, Mr. Perrin was Executive Vice President, Commercial Operations at COR Therapeutics responsible for all aspects of sales, marketing and manufacturing. Prior to that Mr. Perrin held sales, marketing and commercial operations management positions at Burroughs Wellcome Company from 1992 to 1995 and Lederle Laboratories from 1979 to 1992.

Mr. McGrath has been the Company’s Vice President and Chief Financial Officer since October 1999. Previously, Mr. McGrath had worked as a consultant providing financial services to growing companies in the Minneapolis and Saint Paul area. From 1994 to 1998, he was Vice President of Finance at E. W. Blanch Holdings, Inc., a publicly traded provider of integrated risk management and distribution services. Prior to joining E.W. Blanch Holdings, Mr. McGrath was with Ernst & Young LLP in Minneapolis.

Dr. Reardan has been the Company’s Vice President of Regulatory Affairs since May 1995 and had been the Director of Regulatory Affairs since joining the Company in 1994. From 1993 to 1994, he was Director of Development at CV Therapeutics. From 1984 to 1993, he held a variety of scientific, development and management positions at Xoma Corporation.

Ms. Stahl has been the Company’s Vice President of Commercial Operations since October 2001. Previously, Ms. Stahl was Vice President of Marketing and Sales at American TeleCare, Inc., an emerging telemedicine company, where she had responsibility for sales, marketing, and distribution. Prior to that, she held a variety of management positions at AstraZeneca L.P. in marketing, sales and sales operations.  From 1988 to 1991, she worked in sales and sales training at Merck & Co., Inc.  In her position at Orphan Medical, Inc., Ms. Stahl manages the Company’s domestic sales, sales operations, distribution and patient affairs functions.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the National Market tier of The Nasdaq Stock Market under the Symbol: ORPH. The following table sets forth the quarterly high and low sales prices for the Company’s Common Stock for the years ended December 31, 2004 and December 31, 2003.

	High	Low
Year Ended December 31, 2004
January 1 through March 31	$12.300	$9.520
April 1, through June 30	$12.070	$8.640
July 1 through September 30	$10.590	$7.950
October 1 through December 31	$11.190	$8.670
Year Ended December 31, 2003
January 1 through March 31	$10.500	$7.670
April 1, through June 30	$10.470	$5.450
July 1 through September 30	$13.140	$8.580
October 1 through December 31	$11.590	$8.300

As of March 1, 2005, the Company’s Common Stock was held by approximately 225 shareholders of record, and the Company estimates that there were approximately 3,000 beneficial owners of its Common Stock on such date.

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

The Company had no sales of unregistered securities last year that have not been previously disclosed.

The Company did not repurchase any equity securities during the fourth quarter.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Company as of December 31, 2004 and 2003 and for the three years ended December 31, 2004, 2003 and 2002, are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent registered public accounting firm, included elsewhere in this Form 10-K. The selected financial data as of December 31, 2002, 2001and 2000 and for the years ending December 31, 2001 and 2000 are derived from financial statements, which are not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

FINANCIAL POSITION

	December 31,
	2004	2003	2002	2001	2000
Cash, cash equivalents and available-for-sale securities	$12,709	$23,285	$6,921	$19,011	$11,417
Working capital	10,369	19,804	6,672	18,011	10,266
Total assets	18,632	29,322	13,139	22,346	15,297
Long term debt	43	62	78	—	—
Deferred revenue	1,250	2,500	—	431	501
Accumulated deficit	(70,330)	(56,325)	(66,388)	(54,073)	(47,179)
Total shareholders’ equity	10,790	20,496	7,750	18,413	10,743

FINANCIAL RESULTS

	For the year ended December 31,
	2004	2003	2002	2001	2000
Product revenues, net	$21,337	$15,526	$16,130	$11,274	$11,185
Licensing and royalty revenue	2,431	—	—	—	—
Total revenue	23,768	15,526	16,130	11,274	11,185

Operating expenses
Cost of product revenues	2,952	2,415	2,191	1,592	1,532
Product development	13,221	10,805	8,713	7,046	8,380
Sales and marketing	16,583	16,361	12,776	5,730	5,259
General and administrative	4,245	4,773	4,106	3,224	2,894
Total operating expenses	37,001	34,354	27,786	17,592	18,065

Loss from operations	(13,233)	(18,828)	(11,656)	(6,318)	(6,880)
Other income, net	186	30,334	255	321	793

Net (loss) income before taxes	(13,047)	11,506	(11,401)	(5,997)	(6,087)
Income tax expense	—	509	—	—	—

Net (loss) income	(13,047)	10,997	(11,401)	(5,997)	(6,087)
Less: Preferred stock dividends	967	945	922	903	872

Net (loss) income applicable to common shareholders	$(14,014)	$10,052	$(12,323)	$(6,900)	$(6,959)

(Loss) income per common share applicable to common shareholders
Basic	$(1.26)	$0.95	$(1.19)	$(0.80)	$(0.86)
Diluted	$(1.26)	$0.85	$(1.19)	$(0.80)	$(0.86)
Weighted average number of shares outstanding
Basic	11,087	10,613	10,350	8,597	8,135
Diluted	11,087	12,967	10,350	8,597	8,135

In June 2003, the Company announced the disposition of Busulfex (busulfan) Injection to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. The Company announced the sale of the product Sucraid (sacrosidase) oral solution to a specialty pharmaceutical company in May 2003 for $1.5 million. The Company also divested a third product, Elliotts B Solution to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and CNS markets. The Company recorded a gain of $30.3 million related to these transactions in the second quarter of 2003.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Orphan Medical, Inc. (the “Company” or “we”) acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous system (CNS) disorders that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA). Three of these products have been divested, and the Company is now focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significant and debilitating symptom of narcolepsy. The Company has completed two clinical trials assessing Xyrem in treating excessive daytime sleepiness (EDS) and fragmented nighttime sleep, the other prominent symptoms of narcolepsy. In January 2005, the Company submitted an sNDA to the FDA requesting approval of an expanded label for Xyrem. The Company is also conducting a clinical trial assessing Xyrem in the treatment of symptoms of fibromyalgia syndrome (FMS) and is supporting several Phase IV studies. A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain. The Company is seeking other approved or development-stage products in the specialty CNS areas it serves. The Company also markets Antizol® (fomepizole) Injection, as a treatment for suspected or confirmed ethylene glycol or methanol poisonings and Cystadane® (betaine anhydrous for oral solution) for the treatment of homocystinuria, an inherited metabolic disease.

Since its inception, the Company has experienced recurring losses from operations and has generated an accumulated deficit through December 31, 2004 of $70.3 million.  With the exception of 2003, when the accumulated deficit decreased as a result of the gain on the divestment of certain products, the accumulated deficit has increased each year as a result of incurring losses from operations. We expect that in 2005 we will also incur additional losses from operations.

Recent Developments

In January 2005, we submitted an sNDA to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of EDS and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy. We expect that the FDA will take action on this sNDA in late 2005. If approved, this sNDA may provide an expanded indication which could increase the market opportunity for the product in excess of $250 million.

In June 2004 the Company announced the initiation of a controlled clinical trial assessing Xyrem in the treatment of FMS.  The protocol for the trial calls for 150 patients to complete a three-month trial with an eight-week active treatment period that will assess the impact of Xyrem on the symptoms of fibromyalgia, including the sleep disturbance that typically accompanies fibromyalgia. After a washout period, patients will be assigned in a randomized, blinded manner to one of two active Xyrem dosing arms or to a placebo arm.  Trial sites are located throughout the United States and Canada with 22 participating centers.   In December 2004, the Company announced that enrollment in this trial has been completed.  We expect to announce the results of this trial in the third quarter of 2005.

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement with UCB Pharma (formerly Celltech. Pharmaceuticals). The Company is recognizing this payment ratably over the expected regulatory approval period. Future milestone payments are expected to be recognized as earned based on the achievement of the milestone as indicated in the license agreement. See Note 5 to the financial statements for additional details regarding the UCB Pharma transaction.

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

The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2004, the Company recorded a $38.8 million valuation allowance related to its net deferred tax assets of $38.8 million. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirement for a valuation allowance.

Results of Operations

Twelve Months ended December 31, 2004 Vs. Twelve Months Ended December 31, 2003

Product Revenue Summary

The following is a summary of product revenue for the year ended December 31, 2004 compared to product revenue for the year ended December 31, 2003:

	Year ended December 31,		Variance
	2004	2003	$	%

Antizol	$9,051	$6,622	$2,429	37%
Antizol-Vet	278	274	4	1%
Cystadane	1,438	1,186	252	21%
Xyrem	10,570	3,931	6,639	169%
Busulfex (1)	—	3,321	(3,321)	(100)%
Elliotts B (1)	—	15	(15)	(100)%
Sucraid (1)	—	177	(177)	(100)%

Total	$21,337	$15,526	$5,811	37%

(1) – These products were divested during the second quarter of 2003.

Product revenue increased $5.8 million or 37% to $21.3 million for the year ended December 31, 2004 compared to $15.5 million the prior year. The increase is the result of the growth in revenues of all products, Xyrem, Antizol and Cystadane. Revenue from Xyrem was $10.6 million for the year ended December 31, 2004 compared to $3.9 million in fiscal 2003. This increase is the result of increased prescription volume for the product resulting from continued market penetration.  Over 2,100 physicians have prescribed Xyrem as of December 31, 2004. Antizol revenue increased $2.4 million or 37% as hospital stocking of the product rose slightly, along with an increase in the number of uses resulting from poisonings during the year. Despite the expiration of the initial orphan drug protection in December 2004, the Company expects Antizol to contribute approximately 30 – 35% of product revenue in 2005 and would expect that percentage to decrease in future periods as Xyrem revenues continue to grow. Cystadane revenue increased $0.3 million or 21% as a result of increased prescriptions during the year. The divested products contributed $3.5 million of revenue through the divestment date in 2003. The Company expects total product revenue in fiscal 2005 to be in the $30.0 million range with Xyrem contributing approximately $20.0 million.

Licensing and royalty revenue was $2.4 million for the year ended December 31, 2004.  This included $2.3 million related to the Company’s license agreement for European registration and marketing of Xyrem for narcolepsy.  In addition, the Company also received $0.1 million of royalties mainly related to Sucraid which was divested in the prior year.  The Company expects licensing and royalty revenue to be in the $4.0 million range in 2005

Cost of product revenues increased $0.5 million or 22% to $3.0 million for the twelve months ended December 31, 2004 from $2.4 million for the twelve months ended December 31, 2003. The increase is primarily attributable to the increase in product revenues in 2004. The gross margin for 2004 was 86% compared to 84% the prior year. The increase in the gross margin percentage is the result of the change in the product mix after the divestment of products in 2003.  The products divested had a lower average gross margin. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped. The Company expects its gross margins for Xyrem as well as its other products to be in the 85% range in 2005.

Product development expense increased $2.4 million or 22% to $13.2 million for the year ended December 31, 2004 compared to $10.8 million for the prior year. This increase is attributable to increased clinical trial activity in 2004 compared to the prior year. During 2004 the Company completed two Phase III(b) trials assessing Xyrem in the treatment of symptoms associated with narcolepsy and the Company initiated a proof-of-principle trial assessing Xyrem in the treatment of fibromyalgia (FMS).  We expect product development expense in 2005 to increase from 2004.  Development spending is expected to increase in the first half of 2005 compared to the fourth quarter of 2004 as a result of the Company’s clinical trial evaluating Xyrem as a treatment for fibromyalgia and continued spending for other development programs, including the ongoing Xyrem extended release formulation activities and the continued evaluation of Butamben as a treatment for chronic malignant pain.

Sales and marketing expense increased $0.2 million or 1% to $16.6 million from the $16.4 million of expense recorded in 2003. The primary reason for the increase is a full-year of expense associated with the commercialization of Xyrem. The costs of the sales force, sales administration and the design and execution of several marketing programs approximated the same costs in the prior year.  The Company expects sales and marketing spending during 2005 to be approximately $4.5 million per quarter, which includes spending in preparation for the anticipated approval of the Xyrem sNDA.

General and administrative expense decreased $0.5 million or 11% to $4.2 million for the year ended December 31, 2004 compared to $4.8 million the prior year. This decrease is the result of cost savings associated with the divestment of products in the second quarter of 2003.  The Company expects general and administrative expenses in 2005 to be consistent with or slightly less than expense levels in 2004.

Interest income increased from the prior year as the rate of investment return on the Company’s excess cash increased slightly from 2003.

We recorded minimum interest expense associated with our line of credit facility, capital lease and the amortization of warrants issued in connection with the line of credit facility entered into in March 2003. The amortization of warrants is over the initial term of the credit facility or one year.

We have a history of pre-tax losses and had not generated taxable income since inception until 2003. While the Company had pre-tax income in 2003, the Company utilized a portion of its net operating loss carryforward and therefore, only recorded income tax expense for the alternative minimum taxes that were owed.

As of December 31, 2004, we had $38.8 million of net deferred tax assets available to offset future taxable income.  The primary components of the net deferred tax assets are net operating loss carryforwards, which begin to expire in 2010, along with orphan drug and research and development credits which also begin to expire in 2010. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

The Company has established a valuation allowance against the entire amount of its deferred tax asset because it has not been able to conclude that it is more likely than not that it will be able to realize the deferred tax asset, due primarily to its history of operating losses.

Preferred stock dividends relate to the Senior Convertible Preferred Stock that was issued on July 23, 1998 and Series B Convertible Preferred Stock issued on August 2, 1999. Both have dividend rates of 7.5%. Preferred stock dividends were $1.0 million and $0.9 million for the twelve months ended December 31, 2004 and 2003, respectively. Preferred stock dividends, which commenced on February 1, 1999, are payable in arrears on August 1 and February 1 of each year. Prior to February 2001, the Company satisfied its dividend payment obligation by issuing additional preferred stock, as permitted by the terms of the Senior Convertible Stock. Subsequent to February 2001, the Company intends to continue to satisfy its future dividend payment obligations by the issuance of unregistered common shares of stock for the Senior Convertible Preferred Stock and additional preferred stock for the Series B Convertible Preferred Stock, which will cause preferred stock dividends to increase in subsequent quarters.

Net loss applicable to common shareholders was $14.0 million for the year ended December 31, 2004 compared to net income applicable to common shareholders of  $10.1 million for the twelve months ended December 31, 2003.  This change is the result of a net gain of $30.3 million on the divestment of three products in 2003.   Basic and diluted loss per common share for the year ended December 31, 2004 was $1.26. Basic and diluted income per share for the year ended December 31, 2003 were $0.95 and $0.85, respectively. The loss for 2003 excluding the gain on the divestment of products was $19.7 million and a net loss per share of $1.86.

Twelve Months Ended December 31, 2003 vs. Twelve Months Ended December 31, 2002

In June 2003, we announced the disposition of Busulfex to ESP Pharma, Inc. for $29.3 million plus the book value of inventory, approximately $0.2 million. We announced the sale of the product Sucraid to a specialty pharmaceutical company on May 6, 2003 for $1.5 million. We also divested a third product, Elliotts B Solution to the same specialty company for proceeds that were not material. Proceeds from these dispositions will be used for further development and marketing of Xyrem and for the creation of a stronger presence in the sleep and CNS markets. Total gain from the divestment of these products of $30.3 million is recorded as Gain on divestment of products in the Statement of Operations.

Product Revenue Summary

The following is a summary of product revenue for the year ended December 31, 2003 compared to product revenue for the year ended December 31, 2002:

	Year ended December 31,		Variance
	2003	2002	$	%

Antizol	$6,622	$6,103	$519	9%
Antizol-Vet	274	288	(14)	(5)%
Cystadane	1,186	994	192	19%
Xyrem	3,931	250	3,681	1472%
Busulfex(1)	3,321	7,748	(4,427)	(57)%
Elliotts B(1)	15	35	(20)	(57)%
Sucraid(1)	177	712	(535)	(75)%

Total	$15,526	$16,130	$(604)	(4)%

(1) – These products were divested during the second quarter of 2003.

Product revenue decreased $0.6 million or 4% to $15.5 million for the year ended December 31, 2003 compared to $16.1 million the prior year. The decrease is the result of the product divestments completed in June 2003, offset by increases in Xyrem, Antizol and Cystadane revenues. The divested products contributed $3.5 million of revenue through the divestment date in 2003 compared to $8.5 million of revenue in fiscal 2002. Revenue from Xyrem was $3.9 million for the year ended December 31, 2003 compared to $0.3 million in fiscal 2002. This increase is the result of increased prescription volume for the product. The product was commercially launched in early October 2002. Antizol revenue increased $0.5 million or 9% as hospital stocking of the product rose slightly, along with an increase in the number of uses resulting from poisonings during the year.

Cost of product revenues increased $0.2 million or 10% to $2.4 million for the twelve months ended December 31, 2003 from $2.2 million for the twelve months ended December 31, 2002. The increase is primarily attributable to the change in product sales mix in 2003 as a result of the product divestments discussed earlier. The gross margin for 2003 was 84% compared to 86% the prior year. The margins on all products decreased slightly in 2003 as a result of increases in the costs of product liability insurance, a component of cost of sales. The products that were divested during the year had a lower combined margin, 81% than the combined margin on the remaining products, 86%. Cost of sales as a percentage of revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped.

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

We recorded minimum interest expense associated with our line of credit facility, capital lease and the amortization of warrants issued in connection with the line of credit facility entered into in March 2003. The amortization of warrants is over the term of the credit facility or one year.

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

Net income applicable to common shareholders was $10.1 million for the twelve months ended December 31, 2003 compared to a net loss applicable to common shareholders of $12.3 million for the twelve months ended December 31, 2002. Basic and diluted income per share for the year ended December 31, 2003 were $0.95 and $0.85, respectively. Basic and diluted loss per common share for the year ended December 31, 2002 was $1.19. The loss for 2003 excluding the gain on the divested products was $19.7 million and a net loss per share of $1.86.

Liquidity and Capital Resources

Since July 2, 1994, the effective date the Company was spun-off from Chronimed Inc., it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $60.5 million. In addition, the Company raised approximately $30.9 million net proceeds from the divestment of three products in June 2003.

Net working capital (current assets less current liabilities) decreased to $10.4 million at December 31, 2004 from $19.8 million at December 31, 2003. Cash and cash equivalents decreased to $12.7 million at December 31, 2004 from $23.3 million at December 31, 2003. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The primary sources of capital for the year ended December 31, 2004 were product revenues, licensing and royalty revenues and proceeds from the exercise of stock options.  The Company expects the primary sources in 2005 to be product revenues and licensing and royalty revenues.  The Company does not expect the stock option activity to continue because the Company had over 400,000 options that would have expired in 2004 had they not been exercised.

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem (sodium oxybate) oral solution to UCB Pharma (formerly Celltech Pharmaceuticals). Under the terms of the agreement, UCB Pharma will be responsible for the registration, sales and marketing of Xyrem in Europe. UCB Pharma has made an initial payment of $2.5 million to Orphan Medical. The Company received a $1.0 million milestone payment in 2004 as a result of the submission of the marketing application in Europe. In 2005, the Company has received an additional $1.0 million milestone payment as a result of the submission of the sNDA on January 15, 2005.  UCB Pharma will make further payments of up to $5 million tied to product development and registration milestones and up to $6 million tied to sales-related milestones. UCB Pharma will also pay Orphan Medical a royalty on sales of the product which is expected to begin at the earliest in late 2005. The ten-year licensing agreement includes the use of Xyrem in narcolepsy and provides UCB Pharma with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome. The term of this agreement is for 10 years from the date of approval in Europe with automatic extension until UCB Pharma provides 12 month notice to Orphan Medical. The agreement may be terminated under certain conditions including material breach of contract provisions prior to the ten year initial term.

Our continued viability depends on our ability to generate sufficient cash from operations or seek others sources of working capital.  We incurred a net loss applicable to common shareholders of $14.0 million for the year ended December 31, 2004.  We expect a loss applicable to common shareholders in fiscal 2005 as well.  Management continues to control operations of the business to ensure that sufficient capital is available to execute its operating plans.  Management believes it will meet its 2005 operating plan; however there can be no assurance that the goals of the operating plan will be met. Management believes that revenue generated from operations, including milestone payments from UCB Pharma, and funds available from its credit facility will be sufficient to fund the working capital requirements of the Company.

The Company continues to invest its capital in product development activities that may provide opportunities to enhance the commercial opportunities for Xyrem. The Company has outstanding commitments of $12.0 million for future product development and sales and marketing activities. In addition, the Company also continues to use capital to develop and enhance the commercial programs for Xyrem. The Company expects that these efforts may result in increased Xyrem revenues. In the longer term, the Company expects that its current cash balances, cash flow from product revenues and any milestone payments received in accordance with the terms of the UCB Pharma agreement will be sufficient to fund operations well into 2006. The Company may consider additional sources of capital should it decide to expand its product development programs or acquire additional products.

On April 14, 2004, the Company filed a “shelf” registration statement with the Securities and Exchange Commission (SEC) for the registration of 4,000,000 shares of common stock. Although we believe we have sufficient cash available for currently anticipated clinical trials and our sales and marketing activities, proceeds might be used for trials or sales and marketing activities related to products that we may acquire or develop in the future or for trials or sales and marketing activities related to new indications of existing products.  This statement was declared effective by SEC on September 7, 2004, however there can be no assurance of a successful offering.

The Company entered into a credit facility with a commercial bank on March 28, 2003. The facility has been amended in June 2003 as part of the product divestments; in March 2004; in September 2004 and again in February 2005. The September 2004 amendment included the addition of a term loan to the Company’s credit facility.  As of February 2005, the line of credit facility, which expires January 1, 2006, includes a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million. Certain other assets have also been pledged as collateral for this facility. In addition to the line of credit facility, the Company has a term loan facility with a term of one-year, which can be used specifically for equipment purchases not to exceed $1.0 million.  However the term loan is not available until the Company receives net proceeds of at least $7.5 million in an equity financing transaction.  The interest rate for both facilities is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%. The Company will be subject to certain other requirements during the term of the facility, including minimum monthly net equity amounts and maximum monthly operating losses. The minimum net equity amount for January 2005 through May 31, 2005 is $5.0 million plus 50% of any additional equity securities or subordinated debt offering.  The minimum net equity amount from June 2005 to January 1, 2006 is $4.5 million plus 50% of additional equity securities or subordinated debt offering. The maximum net operating loss for each month of the facility is as follows: January 2005 $1.25 million; for February and March 2005 $1.75 million; April 2005 to June 2005 $1.25 million and July to the end of term of the facility $1.0 million.  At December 31, 2004, there was $1.3 million available under this facility.

The Company’s commitments for outside operating expenses decreased to approximately $12.0 million at December 31, 2004 from $14.7 million at December 31, 2003. These commitments are generally for less than one year. The change is principally attributable to the decline in commitments for clinical trials for Xyrem and other development activities. The Company expects development spending to increase approximately 15% in 2005 as compared to 2004 as a result of the spending related to the fibromyalgia trial and other development activities.  The Company also continues to look at new product opportunities and any new initiatives will increase development spending. Due to the dependence of this estimate on the results of the studies and other variable components, the actual result of this estimate may be different.

The Company has future contractual commitments for the following cash obligations (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$71	$24	$47	$—	$—

Operating lease obligations (1)	1,257	558	699	—	—

Outside operating commitments	12,023	12,023	—	—	—

Total contractual cash obligations	$13,351	$12,605	$746	$—	$—

(1) These amounts include facilities, office equipment, and automobiles for the Company’s field sales force.

The Company expects that sales and marketing spending will increase approximately 10% compared to 2004 spending levels. Management believes that existing cash, expected milestone payments from the UCB Pharma agreement and operating cash flows from product sales will be sufficient to fund its operations at least through December 31, 2005.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company’s case include either: (1) minimum net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met both requirements at December 31, 2004. Although the Company does not expect to be profitable in 2005, the Company nevertheless expects to continue to meet the requirements for listing on the NASDAQ National Market. However there can be no assurance that the Company will continue to have adequate capital to meet the requirements through the year 2005 and thereafter.

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

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, which include special purpose and similar entities or other off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, and in December 2003, issued a revision to FIN 46 (FIN 46R). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on our results of operations, cash flows or financial position.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 “Accounting for Stock Issued to Employees”.  SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, although early adoption is allowed.  SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123(R).  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.  The Company expects to adopt the “modified prospective” method under SFAS No. 123(R) effective January 1, 2005.  Based on the balance of unvested stock options outstanding at December 31, 2004, the adoption of SFAS No. 123(R) will result in approximately $2.2 million of expense in 2005.

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

We have been unprofitable since our inception in January 1993, with the exception of 2003 due to the divestment of three products. We expect operating losses at least through 2005 because anticipated gross profits from product revenues and anticipated licensing and royalty revenues will not offset our operating expenses. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter. Our actual losses will depend on, among other factors, the timing of product development, regulatory approval, and market demand for our Food and Drug Administration approved products. We cannot assure you that we will ever generate sufficient product revenues to achieve profitability.

We cannot be sure that future capital will be available to meet our expected capital requirements.

Although we believe that we have sufficient capital to meet our current business objectives at December 31, 2004, we may need additional capital if we expand our business, if business conditions change or results of operations are not as expected. Adequate funds for our operations, continued development, and expansion of our business plans, whether from financial markets or from other sources, may not be available when needed on acceptable terms, or at all. If we issue additional securities your ownership may be diluted.

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

There is also a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the Nasdaq’s requirements for continued listing on the National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by Nasdaq. We met both criteria as of December 31, 2004, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

These and other factors and events may have a significant impact on our business and on the market price of the common stock.

There is a limited market for our products.

Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. The combined revenue from the sales of Antizol, Cystadane, and Antizol-Vet in 2004 was approximately $10.7 million. We believe that the total market opportunity for these three products is not likely to exceed the $10.0 - $11.0 million range in the foreseeable future.

Revenue from Xyrem in 2004 was approximately $10.6 million. Xyrem is indicated for the treatment of cataplexy in narcolepsy, and, if our clinical trials in our product development programs that are underway produce positive data, this data may result in increased market opportunity for Xyrem. We cannot assure you, however, that sales of our products will be adequate to make us profitable even if the products are accepted by medical specialists and used by patients.

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

We are not aware of any company intending to market a competitive product when the orphan drug protection for these products expires.

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

The second step in obtaining the limited protection under the Orphan Drug Act is acquiring the FDA’s recognition of “orphan drug status.” The Orphan Drug Act confers orphan drug status upon the first company to receive FDA approval to market a drug with “orphan drug designation” for a specific designated indication. Orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. FDA approval also results in United States marketing exclusivity for a period of seven years, subject to certain limitations. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future. In addition, United States orphan drug status does not provide any marketing exclusivity in foreign markets. Although certain foreign countries provide development and marketing benefits to orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us. The FDA has granted us orphan drug status for Xyrem, Antizol, and

Cystadane. Upon expiration of orphan drug status, our products might be subject to competition from other pharmaceutical companies, with the exception of Xyrem which has patent protection.

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

We believe that the active ingredients or compounds in our FDA-approved products, Cystadane, Antizol, Antizol-Vet, and Xyrem, are in the public domain and presently are not subject to composition of matter patent protection in the United States. We have a patent with respect to our formulation of Xyrem oral solution and other patents pending or issued.

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

Prior to the initiation of a clinical development program, companies submit an investigational new drug application (IND) to the FDA. If the FDA notifies the submitting sponsor that the IND requires additional information or is not approvable, the potential development program may be significantly delayed or terminated. We cannot assure you that IND applications submitted by us to the FDA, including with respect to butamben if we decide to initiate a development program for this product, will proceed in a timely manner. Further, it is possible that FDA action may result in the termination of the potential development program. Although we do not expect to derive any revenues from butamben prior to 2009, we cannot assure you that a termination of any potential development program will not adversely affect the prospects of our business.

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

In January 2005, we submitted an sNDA to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of excessive daytime sleepiness (EDS) and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy. We expect that the FDA will take action on this sNDA in late 2005. If approved, this sNDA may provide an expanded indication which could increase the market opportunity for the product in excess of $250 million, however, there can be no assurance that such application will be approved by the FDA.

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

In addition we continue to invest in the development of additional indications for Xyrem. This spending, along with costs associated with the on-going marketing and selling of Xyrem, resulted in a loss from operations in fiscal 2004. We expect that we will incur a loss from operations in 2005.

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

In addition we have additional regulatory requirements with respect to certain DEA regulations and amendments.  While we believe that we are compliant with appropriate regulations and amendments, there can be no assurance that we will maintain compliance with such regulations.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We currently have a single supplier for the supply of bulk drug substance used in Cystadane, Antizol and Antizol-Vet. If we were to lose this company as a supplier, we would be required to identify a new supplier for the bulk drug substance. We also currently use a single supplier for the supply of bulk drug substance used in Xyrem, which is expected to exceed 60% of our revenue in 2005. If we were to lose this company as a supplier, we would be required to identify a new supplier.  We decided to terminate the relationship with the manufacturer of the bulk drug substance for Antizol and Antizol-Vet. The agreement with the terminated bulk drug substance manufacturer expires in May 2006. We have contracted with a new manufacturing source for this product and have begun the transfer of the manufacturing process. While we believe that this transfer will be completed in a timely manner and that there will be no interruption in the supply of our Antizol and Antizol-Vet, there can be no assurance that this process will be completed in the appropriate time period to ensure supply of inventory.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We also use a single supplier for drug product manufacturing of Antizol, Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change. We have also decided to change the relationship with the manufacturer of finished drug product for Xyrem.  The supply agreement with the terminated Xyrem finished drug product manufacturer expires in July 2005.  The current manufacturer will continue to manufacturer the product; however, final packaging will be completed by an additional vendor.  We have identified a new source for this packaging and are in the process of negotiating a final agreement and, once the agreement is signed, we will begin the transfer of this process.  While we believe that this process will be completed in a timely manner and that there will be no interruption in the supply of Xyrem, there can be no assurance that this process will be completed in the appropriate time period to ensure supply of inventory.

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

We have an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s review process, and distribution is strictly controlled. The specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the FDA, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed. Our contractor for this product also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to Xyrem. The Company is in the process of extending this distribution agreement to July 31, 2007. We cannot assure you that the agreement will be extended on terms acceptable to the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 begin on page F-1 of this Annual Report. Quarterly financial information about the Company for the years ended December 31, 2004 and 2003 is provided in Note 15 to the Company’s financial statements included with this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The annual report of the Company’s management on internal control over financial reporting is provided on page F-2. The attestation report of Ernst & Young LLP, the Company’s independent accountants, regarding the Company’s internal control over financial reporting is provided on page F-3.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant.

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s Annual Meeting of Shareholders to be held on or about June 15, 2005 (the “Proxy Statement”). The Company has made no changes to the procedures by which shareholders can recommend nominees.

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

Compliance with 16(a) of the Securities Exchange Act of 1934.

The information required by this item is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Ethics.

The information required by this item is incorporated by reference from the information under the caption “Ethics Policy” contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” (except for the information under “Report of the Compensation Committee” and “Comparative Stock Performance”), “Compensation of Directors”, and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2004 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2004, the Company had no equity compensation plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation plans approved by security holders	1,744,040	$9.37	1,999,930

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated by reference from the information under the caption “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the Company’s Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to above. Financial statement schedules not included in the Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statements or Notes thereto.

Description

Schedule II — Valuation and Qualifying Accounts: Years Ended December 31, 2004, 2003 and 2002

Listing of Exhibits

Exhibit Number	Description	Method of Filing

3.1	Certificate of Incorporation	(2)
3.2	Bylaws of OMI, as amended	(1)
10.01	Distribution and Spin-off Agreement between OMI and Chronimed effective July 2, 1994	(3)
10.02	Sublicense Agreement regarding 4-Methylpyrazole between Chronimed and Mericon Investment Group, Inc. dated December 17, 1993	(4)
10.03	Employment Agreement between OMI and John Howell Bullion dated October 29, 1999	(7)
10.04	Assumption Agreement and Consent to Assignment regarding 4-Methylpyrazole between OMI and Mericon Investment Group, Inc. dated October 5, 1994	(5)
10.05	License Agreement regarding 4-Methylpyrazole between Kenneth McMartin and Mericon Investment Group, Inc. dated July 6, 1993	(6)
10.06	IRS tax qualification letter dated January 10, 1996 regarding the favorable determination of the tax status of the OMI 401(k) Savings Plan	(8)

Exhibit Number	Description	Method of Filing

10.07	Stock Purchase Agreement between OMI and UBS Capital II LLC dated July 23, 1998.	(9)
10.08	Common Stock Purchase Warrant between OMI and R.J. Steichen dated January 1, 1999.	(10)
10.09	Purchase Agreement and Letter of Intent between OMI and Caduceus Capital Trust, Caduceus Capital II L.P., PaineWebber Eucalyptus Fund LLC, and PaineWebber Eucalyptus Fund Ltd.	(11)
10.10	Purchase Agreement and Letter of Intent between DG LUX LACUNA APO BIOTECH FUND	(12)
10.11	Stock Purchase Agreement between OMI and UBS Capital II LLC dated August 2, 1999	(13)
10.12	Warrant to purchase shares of Series C Convertible Preferred Stock or Series D Non-Voting Preferred Stock	(14)
10.13	Warrant to purchase shares Series D Non-Voting Preferred Stock	(15)
10.14	Form of Change in Control Agreement to be entered into between the OMI and Certain Executives	(16)
10.15	License agreement for Xyrem between OMI and Celltech Pharmaceuticals plc dated October 30, 2003	(17)
10.16	Distribution and Services Agreement between OMI and Express Script Specialty Distribution Services, Inc. date July 29, 2002	(18)
10.17	OMI 1994 Stock Option Plan	(1)
10.18	OMI Employee Incentive Stock Option Agreement – 1994 Stock Option Plan	(1)
10.19	OMI Non-Incentive Stock Option Agreement – 1994 Stock Option Plan	(1)
10.20	OMI Non-Incentive Stock Option Agreement – 1994 Stock Option Plan	(1)
10.21	OMI 2004 Stock Incentive Plan	(19)
10.22	OMI Non-Incentive Stock Option Agreement – 2004 Stock Incentive Plan	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
24	Power of Attorney	(17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit numbers in OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(2)	Incorporated by reference to the corresponding exhibit number in OMI’s Registration Statement on Form S-3 filed on February 5, 2002, Commission File No. 333-82222.
(3)	Incorporated by reference to Exhibit 10.3 to OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(4)	Incorporated by reference to Exhibit 10.9 to OMI’s Registration Statement on Form 10 filed on August 31, 1994, Commission File No. 0-24760.
(5)	Incorporated by reference to Exhibit 10.14 to OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(6)	Incorporated by reference to Exhibit 10.15 to OMI’s Registration Statement on Form S-1 filed on March 3, 1995, Commission File No. 033-89916.
(7)	Incorporated by reference to Exhibit 10.11.1 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(8)	Incorporated by reference to Exhibit 10.36 to OMI’s Registration Statement on Form S-1 filed on March 11, 1996, Commission File No. 333-02200.
(9)	Incorporated by reference to Exhibit 10.48 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-24760.
(10)	Incorporated by reference to Exhibit 10.52 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-24760.
(11)	Incorporated by reference to Exhibit 10.53 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(12)	Incorporated by reference to Exhibit 10.54 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(13)	Incorporated by reference to Exhibit 10.55 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(14)	Incorporated by reference to Exhibit 10.57 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(15)	Incorporated by reference to Exhibit 10.58 to OMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-24760.
(16)	Incorporated by reference to Exhibit 10.59 to OMI’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-24760.
(17)	Incorporated by reference to Exhibit 10.15 to OMI’s Amendment No.4 to Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-24760.
(18)	Incorporated by reference to Exhibit 10.16 to OMI’s Amendment No.4 to Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-24760.
(19)	Incorporated by reference to Appendix B to OMI’s Definitive Proxy Statement as filed on April 29, 2004, Commission File No. 0-24760.

* Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended. The confidential portions have been deleted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March, 2005.

ORPHAN MEDICAL, INC.

By:	/s/ John Howell Bullion

John Howell Bullion Chief Executive Officer

/s/ Timothy G. McGrath

Timothy G. McGrath Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

SIGNATURE		TITLE

/s/ John Howell Bullion		Chief Executive Officer (Principal Executive Officer)
John Howell Bullion		and a Director

*		Director
Michael Greene

*		Director
Julius A. Vida

*		Director
Farah Champsi

*		Director
William M. Wardell Ph.D., M.D.

*		Director
Thomas King

/s/ Timothy G. McGrath		Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Timothy G. McGrath

By:	/s/ John Howell Bullion
John Howell Bullion, Attorney-In-Fact

*                                         John Howell Bullion, pursuant to the Powers of Attorney executed by each of the directors above whose name is marked by a “*”, by signing his name hereto, does hereby sign and execute this Annual Report on behalf of each of the directors in the capacities in which the name of each appears above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orphan Medical, Inc.

We have audited the accompanying balance sheets of Orphan Medical, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orphan Medical, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orphan Medical, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota	/s/ Ernst & Young LLP
March 14, 2005

REPORT OF MANAGEMENT

Management's Report on the Financial Statements

Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of Orphan Medical, Inc.  The Company believes that the financial statements have been prepared in conformity with accounting principles generally accepted in the United States and present the substance of transactions based on the circumstances and management's best estimates and judgment.

The Board of Directors of the Company has an Audit Committee composed of directors who are independent of Orphan Medical, Inc.  The commitee meets periodically with management, the internal auditors and the independent accountants to consider audit results and to discuss internal accounting control, auditing and financial reporting matters.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company's system of internal controls is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of publicly filed financial statements in accordance with accounting principles generally accepted in the United States.

To test compliance, the Company carries out an extensive audit program.  This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control system.  Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal control and, therefore, errors and irregularities may nevertheless occur.  Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls.  Projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent accountants, Ernst & Young LLP, have been engaged to render an independent professional opinion on the financial statements and issue an attestation report on management's assessment of the Company's system of internal control over financial reporting.  Their opinion on the financial statements appears on page F-1 and their attestation on the system of internal controls over financial reporting appears on page F-3.

Minneapolis, Minnesota

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orphan Medical, Inc.

We have audited management’s assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that Orphan Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orphan Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Orphan Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Orphan Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orphan Medical, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Orphan Medical, Inc., and our report dated March 14, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota	/s/ Ernst & Young LLP
March 14, 2005

Orphan Medical, Inc.

Balance Sheets

(In thousands except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,709	$23,285
Restricted cash	125	128
Accounts receivable, less allowance for doubtful accounts of $25 and $112, respectively	2,303	2,552
Inventories	2,482	1,696
Prepaid expenses and other	549	907
Total current assets	18,168	28,568
Office equipment and software	2,301	2,136
Accumulated depreciation	(1,837)	(1,382)
	464	754
Total assets	$18,632	$29,322
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,014	$2,923
Accrued royalties	97	141
Accrued compensation	1,091	881
Deferred revenue	1,250	2,500
Accrued expenses	3,347	2,319
Total current liabilities	7,799	8,764
Capital lease obligation-less current maturities	43	62
Commitments
Shareholders’ equity:
Senior Convertible Preferred Stock, $.01 par value; 14,000 shares authorized; 8,706 shares issued and outstanding; liquidation preference of $8,706	—	—
Series B Convertible Preferred Stock, $.01 par value; 5,000 shares authorized; 4,259 and 3,957 shares issued and outstanding; liquidation preference of $4,259 and $3,957	—	—
Series C Convertible Preferred Stock, $.01 par value; 4,000 shares authorized; 0 shares issued and outstanding	—	—
Series D Convertible Preferred Stock, $.01 par value; 1,500,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 23,477,000 shares authorized; 11,430,066 and 10,747,656 issued and outstanding	114	107
Additional paid-in capital	81,006	76,714
Accumulated deficit	(70,330)	(56,325)
Total shareholders’ equity	10,790	20,496
Total liabilities and shareholders’ equity	$18,632	$29,322

See accompanying notes.

Orphan Medical, Inc.

Statements of Operations

(In thousands except share and per share data)

	For the Year Ended December 31,
	2004	2003	2002
Product revenues, net	$21,337	$15,526	$16,130
Licensing and royalty revenue	2,431	—	—
Total revenue	23,768	15,526	16,130

Operating expenses:
Cost of product revenues	2,952	2,415	2,191
Product development	13,221	10,805	8,713
Sales and marketing	16,583	16,361	12,776
General and administrative	4,245	4,773	4,106
Total operating expenses	37,001	34,354	27,786
Loss from operations	(13,233)	(18,828)	(11,656)
Interest income	208	135	263
Interest expense	(22)	(119)	(8)
Other income, net	—	51	—
Gain on divestment of products	—	30,267	—
Net (loss) income before taxes	(13,047)	11,506	(11,401)
Income tax expense	—	509	—
Net (loss) income	(13,047)	10,997	(11,401)
Less: Preferred stock dividends	967	945	922

Net (loss) income applicable to common shareholders	$(14,014)	$10,052	$(12,323)

(Loss) income per common share applicable to common shareholders
Basic	$(1.26)	$0.95	$(1.19)
Diluted	$(1.26)	$0.85	$(1.19)

Weighted average number of shares outstanding
Basic	11,087,324	10,612,965	10,349,679
Diluted	11,087,324	12,966,954	10,349,679

See accompanying notes.

Orphan Medical, Inc.

Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
Operating activities
Net (loss) income	$(13,047)	$10,997	$(11,401)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on divestment of products	—	(30,267)	—
Depreciation	455	441	268
Amortization of warrants	21	65	—
Issuance of common stock for charitable contribution	—	115	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	607	(668)	(1,082)
Inventories	(786)	324	(778)
Accounts payable and accrued expenses	284	952	228
Deferred revenue	(1,250)	2,500	1,117
Net cash used in operating activities	(13,716)	(15,541)	(11,648)

Investing activities
Purchase of office equipment and software	(165)	(39)	(947)
Decrease (increase) in restricted cash	3	123	(251)
Net proceeds from divestment of products	—	30,267	—
Net cash (used in) provided by investing activities	(162)	30,351	(1,198)

Financing activities
Offering costs from December 2001 private offering	—	—	(8)
Proceeds from Employee Stock Purchase Plan	59	48	61
Proceeds from stock options and warrants	3,262	1,522	704
Principal payments on capital lease	(18)	(15)	—
Preferred stock dividend	(1)	(1)	(1)
Net cash provided by financing activities	3,302	1,554	756

Net (decrease) increase in cash and cash equivalents	(10,576)	16,364	(12,090)
Cash and cash equivalents at beginning of year	23,285	6,921	19,011
Cash and cash equivalents at end of year	$12,709	$23,285	$6,921

Schedule of non-cash investing and financing activities
Issuance of preferred stock dividends	$956	$933	$912
Capital lease for equipment	—	—	93

Supplemental disclosures of cash flow information
Income taxes paid	262	410	—
Interest paid	8	53	8

See accompanying notes.

Orphan Medical, Inc.

Statement of Changes in Shareholders’ Equity

(In thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2001	12,123	$—	10,263,961	$103	$72,364	$(54,073)	$18,394

Offering costs from December 2001 private offering	—	—	—	—	(8)	—	(8)
Options and warrants exercised	—	—	125,950	1	703	—	704
Proceeds from Employee Stock Purchase Plan	—	—	8,338	—	62	—	62
Preferred stock dividends	260	—	62,034	1	912	(914)	(1)
Net loss	—	—	—	—	—	(11,401)	(11,401)
Balance at December 31, 2002	12,383	—	10,460,283	105	74,033	(66,388)	7,750

Options and warrants exercised	—	—	205,278	2	1,520	—	1,522
Proceeds from Employee Stock Purchase Plan	—	—	6,282	—	48	—	48
Preferred stock dividends	280	—	65,813	—	933	(934)	(1)
Issuance of common stock for charitable contribution	—	—	10,000	—	115	—	115
Warrants issued with line of credit	—	—	—	—	65	—	65
Net income	—	—	—	—	—	10,997	10,997
Balance at December 31, 2003	12,663	—	10,747,656	107	76,714	(56,325)	20,496

Options and warrants exercised	—	—	603,913	6	3,256	—	3,262
Proceeds from Employee Stock Purchase Plan	—	—	7,277	—	59	—	59
Preferred stock dividends	302	—	71,220	1	956	(958)	(1)
Amortization of discount on warrants	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(13,047)	(13,047)
Balance at December 31, 2004	12,965	$—	11,430,066	$114	$81,006	$(70,330)	$10,790

See accompanying notes.

Orphan Medical, Inc.

Notes to Financial Statements

December 31, 2004

(Dollars in thousands)

1.   Business Activity

Orphan Medical, Inc. (the “Company”) acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous system (CNS) disorders that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA). Three of these products have been divested, and the Company is now focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significant and debilitating symptom of narcolepsy. The Company recently submitted a Supplemental New Drug Application for the expansion of the labeled indications for Xyrem including excessive daytime sleepiness and fragmented nighttime sleep.  The Company is conducting a clinical trial to assess Xyrem in treating fibromyalgia. Enrollment in the trial is complete and data is expected to be available in mid summer 2005. A new compound, Butamben (butyl-p-aminobenzoate) suspension for injection, is being evaluated for development as a treatment of pain. The Company is seeking other approved or development-stage products in the specialty CNS areas it serves. The Company also markets Antizol® (fomepizole) Injection, as a treatment for suspected or confirmed ethylene glycol or methanol poisonings and Cystadane® (betraine anhydrous for oral solution) for the treatment of homocystimuria, an inherited metabolic disease.

The Company has experienced losses from operations since inception and has an accumulated deficit of $70.3 million at December 31, 2004. Our continued viability depends on our ability to generate sufficient cash from operations or seek others sources of working capital.  We incurred a net loss applicable to common shareholders of $14.0 million for the year ended December 31, 2004.  We expect a loss applicable to common shareholders in fiscal 2005 as well.  The Company anticipates our current cash balance and expected cash inflows from revenue and milestone payments, along with cash available from the Company’s credit facility, will be adequate to fund operations through the next year.  In the event that revenue is lower than anticipated, management believes it can reduce operating expenses, including product development projects and selling and marketing programs, to manage its cash flow.

2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales for all products, except Xyrem® (sodium oxybate) oral solution, are recognized at the time a product is shipped to the Company’s customers and are recorded net of reserves for discounts for prompt payment. Sales of Xyrem are recognized at the time product is shipped from the specialty pharmacy to the patient and are recorded net of discounts for prompt payment. Except for Xyrem, the Company is obligated to accept, for exchange only, all domestic customers’ products that have reached their expiration date, which range from three to five years depending on the product. The Company is not obligated to accept exchange of outdated product from its international distribution partners. The Company establishes a reserve for the estimated cost of the exchanges. Management bases this reserve on historical experience and these estimates are subject to change.

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement for Xyrem with Celltech Pharmaceuticals, a division of Celltech Group plc, which has subsequently been acquired by UCB Pharma. The Company is recognizing this payment ratably over the expected regulatory approval period, which is 18 months. Future milestone payments are expected to be recognized as earned based on the achievement of the milestone as indicated in the license agreement. See Note 5 for additional details regarding the UCB Pharma transaction.

Cost of Sales

Cost of sales includes primarily third-party manufacturing and distribution costs and royalties due to third parties on sales. The Company makes royalty payments of 7% on one of its products and 1% on a second product, which ended during the third quarter of 2004. Royalty expense for prior years included royalty expenses for two products that were divested in 2003. Royalty expense was $744, $663, and $854, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Concentration of Credit Risk

The Company invests its excess cash in U.S. government agency securities, investment grade commercial paper, and other money market instruments and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents.

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

Significant Customers

The following is a summary of sales to significant customers that individually account for more than 10% of net sales.

	Year ended December 31,
	2004	2003	2002
Cardinal Health, Inc.	15%	23%	24%
AmerisourceBergen Corporation	12	23	20
McKesson Corporation	10	15	16
Specialty Distribution Services (1)	48	—	—

(1)  Specialty Distribution Services is the Company’s sole distributor for Xyrem domestically.

Inventories

Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. Inventory used in clinical trials is expensed at the time of production and included in the reserve until used. The reserve at December 31, 2004 and 2003 was $251 and $290, respectively.

	December 31,
	2004	2003
Raw materials and packaging	$795	$690
Finished goods	1,687	1,006
	$2,482	$1,696

Office Equipment and Software

The Company has contractual arrangements with third parties for the manufacture of its products and does not currently have a material investment in manufacturing or packaging equipment. Office equipment and software are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives of three to seven years.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 “Accounting for Stock Issued to Employees”.  SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005, although early adoption is allowed.  SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123(R).  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.  The Company expects to adopt the “modified prospective” method under SFAS No. 123(R) effective January 1, 2005.  Based on the balance of unvested stock options outstanding at December 31, 2004, the adoption of SFAS No. 123(R) will result in approximately $2.2 million of expense in 2005.

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

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” and in December 2003, issued a revision to FIN 46 (FIN 46R). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on our results of operations, cash flows or financial position.

Stock-Based Compensation

At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost is reflected in the net (loss) income in 2004 and 2003, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the year ended December 31,
	2004	2003	2002
Net (loss) income, as reported	$(14,014)	$10,052	$(12,323)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(3,108)	(2,375)	(1,976)

Pro forma net (loss) income	$(17,122)	$7,677	$(14,299)

(Loss) income per share – as reported
Basic	$(1.26)	$0.95	$(1.19)
Diluted	$(1.26)	$0.85	$(1.19)

(Loss) income per share – as proforma
Basic	$(1.54)	$0.72	$(1.38)
Diluted	$(1.54)	$0.70	$(1.38)

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

3.   (Loss) Income per Share

(Loss) income per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and warrants is measured using the treasury stock method. The dilutive effect of both series of outstanding convertible preferred stock is computed using the “if-converted” method. Common stock equivalents are not included in periods where there is a loss, as they are antidilutive and therefore basic and diluted loss per share are the same in the loss periods. The following is a reconciliation of net (loss) income and weighted average common shares outstanding for purposes of calculating basic and diluted (loss) income per share:

	For the year ended December 31,
	2004	2003	2002
Numerator
Numerator for basic (loss) income per share – net (loss) income applicable to common shareholders	$(14,014)	$10,052	$(12,323)

Add back to effect assumed conversions:
Preferred stock dividends	—	945	—

Numerator for diluted (loss) income per share	$(14,014)	$10,997	$(12,323)

Denominator
Denominator for basic (loss) income per share – weighted average shares	11,087,324	10,612,965	10,349,679

Effect of dilutive securities:
Convertible preferred shares	—	1,663,867	—
Stock options	—	431,456	—
Warrants	—	258,666	—

Denominator for diluted (loss) income per share – weighted average shares and assumed conversions	11,087,324	12,966,954	10,349,679

Basic (loss) income per share	$(1.26)	$0.95	$(1.19)

Diluted (loss) income per share	$(1.26)	$0.85	$(1.19)

Employee stock options of 1,744,040, 719,858, and 1,997,478 have been excluded from the diluted (loss) income per share calculations for 2004, 2003 and 2002, respectively, because the effect would be antidilutive. All warrants were included in the diluted income per share calculation for 2003. Warrants of 612,738 and 602,738 have been excluded from the diluted (loss) per share calculation for 2004 and 2002 because the effect would be antidilutive. All outstanding convertible preferred stock was included in the income per share calculation for 2003. All outstanding convertible preferred stock was excluded from the (loss) per share calculations for 2004 and 2002 because the effect would be antidilutive.

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

5.   Product License

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem® (sodium oxybate) oral solution to UCB Pharma (formerly Celltech Pharmaceuticals). Under the terms of the ten-year agreement, UCB Pharma will be responsible for the registration, sales and marketing of Xyrem in Europe. UCB Pharma has made an initial payment of $2.5 million to Orphan Medical and will make further payments of up to $6 million tied to product development milestones and up to $6 million tied to sales-related milestones. UCB Pharma will also pay Orphan Medical a royalty on sales of the product which are expected to begin no earlier than 2005. The licensing agreement includes the use of Xyrem in the treatment of certain indications of narcolepsy and provides UCB Pharma with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome.

6.   Leases

The Company has an operating lease for office space that expires on October 31, 2007. This lease is cancelable on July 1, 2005 for a $21 cancellation fee and July 1, 2006 for an $11 cancellation fee.  The Company also has operating leases for certain office equipment expiring at various times through October 2007. The Company also leases vehicles for the Company’s sales force. The term of this lease runs through October 2007. The number of vehicles leased may increase as the sales force expands. The vehicle lease requires the Company to maintain $125 in an account securing a letter of credit. This cash has been disclosed as restricted in the balance sheet. In December 2002, the Company entered into a capital lease for phone equipment that expires in December 2007. The lease contains a bargain purchase option. Amortization expense for the equipment under the capital lease is included in depreciation expense.

Future minimum lease payments, including current real estate taxes and operating expenses under the facility lease, the auto lease, and the equipment leases are as follows:

	Capital Lease	Operating Leases
2005	$24	$558
2006	24	406
2007	23	293

Minimum lease payments	71	$1,257

Amounts representing interest	(10)

Present value of net minimum
lease payments	61
Less current maturities	(18)

	$43

Total rent expense was approximately $318, $345 and $476, for the years ended December 31, 2004, 2003 and 2002, respectively.

7.   Borrowings

The Company extended its line of credit and term loan facility with a commercial bank on September 30, 2004. The line of credit facility had an expiration of September 29, 2005 and included a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million.  Certain other assets had also been pledged as collateral for that facility.  Each draw of the term loan has a term of one-year and can be used specifically for equipment purchases not to exceed $1.0 million. The interest rate for both loans was equal to two points over the bank’s prime rate, with a minimum rate of 6.75%.  The Company was also subject to certain other requirements during the term of that agreement, including (a) minimum monthly net tangible equity of $5.0 million plus 50 percent of the proceeds of any equity securities or subordinated debt offering and (b) maximum monthly operating loss of $1.75 million for October – December 2004, $1.0 million for January – June 2005, and $1.25 million for July - September 2005.  The Company was in compliance with its covenants as of December 31, 2004. The Company had the availability to borrow $1.3 million as of December 31, 2004. The Company had not borrowed under these loans through December 31, 2004.

On February 4, 2005, the Company extended its line of credit and term loan facility to January 1, 2006.  The line of credit facility includes a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million.  Certain other assets have also been pledged as collateral for this facility.  Each draw of the term loan has a term of one-year and is to be used specifically for equipment purchases not to exceed $1.0 million.  The term loan is not available until the Company receives net proceeds of at least $7.5 million in an equity financing transaction.  The interest rate for both loans is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%.  The Company is also subject to certain other requirements during the term of the agreement, including (a) a minimum monthly net tangible equity requirement and (b) maximum monthly operating loss.  The minimum net equity amount for January 2005 through May 31, 2005 is $5.0 million plus 50% of any additional equity securities or subordinated debt offering.  The minimum net equity amount from June 2005 to January 1, 2006 is $4.5 million plus 50% of additional equity securities or subordinated debt offering. The maximum monthly operating loss is $1.25 million for January 2005, $1.75 million for February – March 2005, $1.25 million for April – June 2005, and $1.0 million for July – January 1, 2006.

8.   Income Taxes

The provision for income taxes consists of the following:

	2004	2003	2002
Current
Federal	$—	$335	$—
State	—	174	—
Deferred
Federal	(6,967)	1,456	(4,107)
State	(710)	116	(357)
Change in valuation allowance	7,677	(1,572)	4,464

	$—	$509	$—

No current income taxes have been provided for the years ended December 31, 2004 and 2002 as the Company had a loss for both financial reporting and tax purposes.  The Company provided tax expense of $509 in 2003. The 2003 expense is the alternative minimum tax incurred as a result of the gain on the divestment of three products in fiscal 2003.

The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before taxes is explained below:

	2004	2003	2002
Income tax (benefit) provision at federal statutory rate	$(4,436)	$3,912	$(3,876)

State taxes, net of federal benefit	(783)	372	(368)

Change in valuation allowance	7,677	(2,019)	5,142

R&D and orphan drug credits	(2,344)	(1,782)	(920)

Other	(114)	26	22

	$—	$509	$—

As of December 31, 2004, the Company had federal net operating loss (NOL) carryforwards of approximately $48,184 and various state NOL carryforwards of approximately $58,948, contribution carryforwards of approximately $111, credit for increasing research activities (the “R&D credit”) carryforwards and orphan drug credit carryforwards of approximately $16,857, and an alternative minimum tax credit of approximately $402, available to reduce its future tax liabilities. The NOL, R&D and orphan drug credits expire in 2010, contribution carryforwards expire in 2009 and the alternative minimum tax credit does not expire.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$19,920	$15,074
Contribution carryforwards	44	247
R&D and orphan drug credit carryforwards	17,519	13,917
Alternative minimum tax credit	402	509
Deferred revenue	500	1,000
Inventory reserves	100	116
All other reserves	407	142
Deferred tax liabilities:
Depreciation	(79)	(119)
Valuation allowance for deferred tax assets	(38,813)	(30,886)

Net deferred tax assets	$—	$—

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

9.   Employee Benefit Plans

The Company maintains a 401(k) Savings Plan ("the 401(k) Plan"), which is funded by elective salary deferrals by employees. The 401(k) Plan covers substantially all employees meeting minimum eligibility requirements. The 401(k) Plan does not require mandatory contributions by the Company, but discretionary contributions may be made at the election of the Company. The Company has not made any provision for discretionary contributions to the 401(k) Plan.

The Company has a stock purchase plan ("the Plan") that is funded by employee contributions, generally through payroll deductions. All employees are eligible subject to certain requirements. The purchase price is 85% of the lower of the average of the high and the low trade on the first and last trading day of each purchase period, defined as each calendar quarter. The Company reserved 200,000 shares of its common stock for future issuance at the Plan’s inception. From the Plan’s inception through December 31, 2004, there have been 127,913 shares issued under the Plan.

10. Stock Options

The Company has a stock option plan for employees and non-employees, the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provides the Company may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Vesting terms for each option grant are established at the time of the grant. Generally, vesting terms are 20% at the date of grant and 20% on each of the following four annual anniversary dates of the option grant. Options are exercisable as prescribed by the 1994 Plan and expire up to ten years from the grant date. The 1994 Plan expired in August 2004. At December 31, 2004, the 1994 Plan has 1,493,970 shares reserved for issuance.

In June 2004, the Company’s shareholders adopted the 2004 Orphan Medical, Inc. Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the grant of options to purchase shares of Common Stock, stock appreciation rights, and restricted stock, performance awards, dividend equivalents, and other stock awards to any director, full-time or part-time employee of, any consultant or any independent contractor providing services to the Company. The 2004 Plan provides the Company may grant employee incentive stock options and non-qualified stock options at a price of not less than 100% of fair market value. Vesting terms for each option grant are established at the time of the grant. Generally, vesting terms are 20% at the date of grant and 20% on each of the following four annual anniversary dates of the option grant. Options are exercisable as prescribed by the 2004 Plan and expire up to ten years from the grant date. The 2004 Plan has 2,250,000 shares of Common Stock reserved for issuance.

Options outstanding were granted as follows:

	Plan Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2001	1,526,978	$6.97
Options granted	652,050	9.78
Options canceled	(55,600)	9.31
Options exercised	(125,950)	5.59

Balance at December 31, 2002	1,997,478	7.90
Options granted	555,375	9.73
Options canceled	(215,779)	10.67
Options exercised	(205,278)	7.42

Balance at December 31, 2003	2,131,796	8.14
Options granted	364,800	10.06
Options canceled	(153,643)	9.55
Options exercised	(598,913)	5.36
Balance at December 31, 2004	1,744,040	$9.37

The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $7.81	487,875	5.25 years	$6.85	442,325	$6.87
$7.82 - $9.75	482,525	7.86 years	9.07	326,227	9.04
$9.76 - $10.75	463,720	8.67 years	10.26	151,010	10.34
$10.76 - $14.50	309,920	7.13 years	12.48	213,280	12.55

$5.00 - $14.50	1,744,040		$9.37	1,132,842	$9.03

Fully vested and exercisable options were 1,132,842, 1,398,625, and 1,302,368, as of December 31, 2004, 2003, and 2002, respectively. The weighted average exercise prices for the fully vested and exercisable options as of December 31, 2004, 2003, and 2002, were $9.03, $7.07, and $6.86, respectively.

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

Pro forma net (loss) income and (loss) income per share information, as required by SFAS No. 123, “Accounting for Stock Based Compensation”, has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002, respectively

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	65%	68%	70%
Risk-free interest rate	4.00%	4.00%	4.00%
Expected life of options	8 years	8 years	10 years

The weighted average fair value of the options granted in 2004, 2003, and 2002, was $7.12, $6.97 and $7.62, respectively, as computed as described above.

11.   Shareholders’ Equity

On July 23, 1998 the Company issued $7.5 million of Senior Convertible Preferred Stock (the “Preferred Shares”) in a private placement. The Company realized net cash proceeds of $7.1 million from the sale of the Preferred Shares after the payment of related offering expenses. The Preferred Shares were initially convertible, at the option of the holders, into shares of the Company’s Common Stock at a price equal to $8.50 per share. The August 1999 financing, as discussed in the following paragraph, triggered antidilution provisions relating to the $8.1 million of the Senior Preferred Stock held as of August 1 (after giving effect to the semi-annual in-kind dividend distributions), which resulted in a decrease in the conversion price of those shares from $8.50 to $8.14 per share. The Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Common Stock valued at the then current market price. In the third year and thereafter, the dividend may be paid either in cash or by issuing Common Stock valued at the then current market price. At the Company’s option upon their maturity in July 2008, the Preferred Shares must be (a) converted into Common Stock at the price specified in the original agreement as adjusted per the terms of the agreements, subject to a $3.0 million conversion fee payable in cash or by issuing additional Common Shares at the then current market price, or (b) redeemed for cash at $1,000 per share plus accrued dividends. The holders of the Preferred Shares are entitled to vote on an “as-converted” basis. The holders of the Preferred Shares are entitled to and have exercised their right to designate an individual to serve on the Company’s Board of Directors. At this time, the Company intends to settle the conversion fee with additional shares.

On August 2, 1999, the Company completed a $5.0 million financing transaction in a private placement. The funding consisted of a purchase of 2,950 shares of the Company’s Series B Convertible Preferred Stock for an aggregate purchase price of $2.95 million and a commitment of $2.05 million of debt in the form of a line of credit. The Company had not borrowed on this line of credit and it was eliminated as a part of a financing transaction in December 2001. The Series B Convertible Preferred Stock (“Series B Preferred Shares”) may be converted prior to August 2, 2009 into shares of the Company’s Common Stock at a price of $6.50 per share. The Series B Preferred Shares have anti-dilution protection and bear a dividend of 7.5% per annum, payable semi annually, which during the first two years may by paid either in cash or by issuing additional Series B Preferred Shares. In the third year and thereafter, the dividend may be paid either in cash or by issuing additional preferred stock. The holders of the Series B Preferred Shares do not have voting rights. At the Company’s option upon their maturity in August 2009, the Series B Preferred Shares must be (a) converted into Common Stock at the prices specified in the original agreement as adjusted per the terms of the agreement, subject to a $1.2 million conversion fee payable in cash or by issuing additional Common Shares at the then current trading prices, or (b) redeemed for cash at $1,000 per share plus accrued dividends. At this time, the Company intends to settle the conversion fees with additional shares.

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

12.   Stock Warrants

At December 31, 2004, the Company had 15,000 warrants outstanding to purchase common stock outstanding issued in conjunction with the line of credit facility, at $8.51 per share. These warrants are currently exercisable. The value of these warrants is $86 and was amortized to interest expense over the term of the initial line of credit facility.

In connection with the August 1999 financing, the Company issued two seven-year warrants. One of the warrants entitles the holder to receive, upon payment of the $2.05 million exercise price, either 2,050 shares of Series C Convertible Preferred Stock (which is similar to the Series B Convertible Preferred Stock and which is convertible to shares of the Company’s Series D Non-Voting Preferred Stock at a conversion price of $6.50 per share) or 315,385 shares of Series D Non-Voting Preferred Stock (which is equivalent to Common Stock except that it has no voting rights) or a combination of Series C Convertible Preferred Stock and Series D Non-Voting Preferred Stock, so long as the combined purchase price for the shares does not exceed $2.05 million. The second warrant, issued in relation to the line of credit, entitled the holder to purchase 282,353 shares of Series D Non-Voting Preferred Stock at an exercise price of $4.25 per share. The value of the warrants was $82 and was amortized to interest expense over the term of the line of credit. All of these warrants are outstanding and exercisable at December 31, 2004.

13.   Commitments

The Company has various commitments under agreements with outside consultants, contract drug developers and manufacturers, technical service companies, drug distributors, along with commitments for various marketing, advertising and promotional activities. In addition, the Company has commitments under license and research agreements. The Company does not have any joint venture agreements nor does it have any arrangements to perform product development or sales and marketing activities for other parties. The Company recognizes the costs associated with these commitments as incurred based on the accrual method of accounting. The Company’s commitment to incur additional expenditures in subsequent periods for operating activities totaled approximately $12,023, $14,665, and $5,676, at December 31, 2004, 2003, and 2002, respectively. Commitments for these operating activities will likely fluctuate from year to year depending on, among other factors, the timing of new marketed products or new product development, if any, and other clinical trial activity. In the event that revenue is lower than anticipated, management believes it can reduce or adjust the timing of these commitments to manage its cash flow.

14.   Geographic Information

The Company operates in one segment. The Company has no assets outside of the United States. The following is a summary of net sales by geographic region for the years ended December 31, 2004, 2003, and 2002, respectively.

	2004	2003	2002
Domestic	$20,618	$13,788	$12,553
International
Japan	—	68	800
United Kingdom	59	529	915
All other	660	1,141	1,862

Total	$21,337	$15,526	$16,130

15. Quarterly Financial Information (unaudited)

The following are unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$5,403	$5,412	$7,088	$5,865
Gross profit	4,772	4,678	6,204	5,162
Net loss	(4,025)	(4,663)	(1,354)	(3,005)
Less: Preferred stock dividends	238	240	244	245
Net loss applicable to common shareholders	(4,263)	(4,903)	(1,598)	(3,250)
Basic and diluted loss per common share	$(0.40)	$(0.45)	$(0.14)	$(0.28)

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$4,568	$4,349	$2,982	$3,627
Gross profit	3,822	3,631	2,481	3,177
Net (loss) income	(3,854)	26,219 (a)	(5,128)	(6,240)
Less: Preferred stock dividends	234	234	238	239
Net (loss) income applicable to common shareholders	(4,088)	25,985	(5,366)	(6,479)
(Loss) income per common share
Basic	$(0.39)	$2.47	$(0.50)	$(0.60)
Diluted	$(0.39)	$2.06	$(0.50)	$(0.60)

(a) The second quarter of 2003 includes a $30.3 million gain on the divestment of certain products discussed more fully in Note 4 to these financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ORPHAN MEDICAL, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe (1)	Balance at End of Period
Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$112	$(82)	$—	$5	$25
Allowance for excess inventory	290	41	—	80	251

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$25	$87	—	$—	$112
Allowance for excess inventory	142	178	—	30	290

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$25	$31	$—	$31	$25
Allowance for excess inventory	493	(351)	—	—	142

(1)  Amounts written off, net of recoveries.