Form 10-K/A
period 2004-12-31
ORPHAN MEDICAL INC
filed 2005-05-02
CIK 929548

UNITED STATES
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

As of April 27, 2005, the registrant had 11,489,399 shares of Common Stock outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2004 of Orphan Medical, Inc (“we”, “our”, “us”, “Orphan Medical” or “the Company”), originally filed on March 16, 2005 (the “Original Filing”).  The Company is re-filing Part III to include information required by Items 10, 11, 12, 13 and 14 because the Company’s definitive proxy statement will not be filed within 120 days after the end of its year ended December 31, 2004. Accordingly, reference to the Company’s Proxy Statement on the cover page has been deleted.  As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.  Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The business and affairs of the Company are managed under the direction of its Board of Directors, which is presently comprised of six members.

John Howell Bullion.  Mr. Bullion, 53, has served as a Director of the Company since 1994.  Mr. Bullion has been Chief Executive Officer of the Company since June 1994 and Chairman of the Board of Directors since December 30, 1998.  Mr. Bullion is a co-founder of Chronimed Inc., the company from which Orphan Medical, Inc. was spun off in 1994.  Prior to joining the Company, Mr. Bullion served as President of Bluestem Partners, an investment and consulting company, President of Dahl & Associates, a soil and ground water remediation company and President of Concurrent Knowledge Systems, Inc., a software development company.  Mr. Bullion also served as partner and Vice President with First Bank System Venture Capital Company for seven years.

Michael Greene.  Mr. Greene, 43, has served as a Director of the Company since August 1998.  Mr. Greene is a founding partner of UBS Capital Americas, LLC, a private investment fund.  Prior to the formation of UBS Capital Americas, LLC in 1999, Mr. Greene was a partner at UBS Capital LLC, a predecessor entity to UBS Capital Americas, LLC since 1993.  Mr. Greene was a senior member of Union Bank of Switzerland’s Leverage Finance Group from 1990 to 1992.  Mr. Greene is a graduate of the Collage of Holy Cross and earned an M.B.A. from the Harvard University Graduate School of Business Administration.  Mr. Greene also serves as a Director for TravelCenters of America, Inc., Affordable Residential Communities, Inc., and several private companies.

Julius A. Vida, Ph.D.  Dr. Vida, 76, has been a Director of the Company since October 1998.  Dr. Vida is the President of Vida International Pharmaceutical Consultants, which was founded in 1993.  Dr. Vida also serves as a director for Medarex, Inc., Spectrum Pharmaceuticals, Inc. and YM Bioscience, Inc. (Canada).  Past employment includes over 15 years experience with Bristol Myers Squibb Co., last serving as Vice President, Business Development, Licensing and Strategic Planning from 1991 to 1993.  Dr. Vida earned his Ph.D. from the Carnegie Institute of Technology and his M.B.A. from Columbia University.

William M. Wardell, M.D., Ph.D.  Dr. Wardell, 66, has been a Director of the Company since August 1995.  Since June 2000, Dr. Wardell has been the President of Wardell Associates International, a pharmaceutical consulting firm.  Dr. Wardell previously served as President of Wardell Associates International from January 1995 to January 1996.  From January 1996 to June 2000, Dr. Wardell served as Senior Scientific Officer for Covance, Inc. (formerly  Corning-Besselaar), a contract research organization.  Dr. Wardell also serves as a director for PharMetrics, Inc. and PhytoCeutica, Inc.  Prior to 1995, Dr. Wardell served as President of Protein Engineering Corporation, a privately held biotechnology company.  Prior to joining Protein Engineering Corporation, Dr. Wardell was Senior Vice President of the Parke-Davis Pharmaceutical Research Division of Warner Lambert Company.  From 1983 to 1991, Dr. Wardell was Vice President/Medical Director of Boehringer Ingelheim Pharmaceuticals, Inc. and was a member of Boehringer Ingelheim’s International Steering and Medical Committees,

which had responsibility for worldwide research, development, clinical and regulatory programs.  Prior to entering the pharmaceutical industry, Dr. Wardell was Associate Professor of Pharmacology and Toxiology and Assistant Professor of Medicine at the University of Rochester Medical Center.  Dr. Wardell has also been a Commissioner of the Pharmaceutical Manufacturers Association’s Commission on Drugs for Rare Diseases, and a Vice President and Board member of the American Society for Clinical Pharmacology and Therapeutics.

Thomas B. King.  Mr. King, 50, has been a Director of the Company since February 26, 2002.  Since 2003, Mr. King has served as President, CEO, and Director of Alexza MDC, a privately-held biopharmaceutical company developing products with faster onset of therapeutic effect.  From 2002 - 2003, Mr. King was President, CEO and a Director of Cognetix, Inc., and held similar positions with Anesta Corp. from 1994 until 2001, when Anesta was acquired by Cephalon, Inc.  He was employed by Somatogen, Inc. from 1990 to 1994 as Vice President of Marketing and Business Development.  He was Director of the Cardiovascular Business Unit at Abbott Laboratories from 1987 to 1989, and held various marketing and business development positions at Anaquest, a division of BOC HealthCare, from 1982 to 1987.  Mr. King received an undergraduate degree in chemistry from McPherson College in 1977 and an MBA in finance and marketing from the University of Kansas Graduate School of Business in 1982.

Farah H. Champsi.  Ms. Champsi, 43, has been a Director of the Company since December 7, 2001.  Ms. Champsi is a managing director of Alta Partners, a venture capital firm located in San Francisco, California since May, 2000.  Ms. Champsi was an investment banker at Robertson Stephens & Company, between May 1987 and December 1999, where she was elected a general partner in 1992 and the head of life sciences investment banking in 1995.  She holds an M.B.A. from Stanford University and a B.A. from Smith College.  Ms. Champsi serves on the board of Cytokinetics, Incorporated., Renovis, Inc. and Myocor, Inc.

Executive Officers of the Registrant

Background information regarding the Company’s executive officers follows:

Name	Age	Title

John Howell Bullion	53	Chief Executive Officer and Chairman of the Board

William Houghton, M.D	62	Executive Vice President and Chief Scientific and Medical Officer

Mark Perrin	48	Executive Vice President and Chief Commercial Officer

Timothy G. McGrath	40	Vice President and Chief Financial Officer

Dayton T. Reardan, Ph.D., RAC	49	Vice President of Regulatory Affairs

Pamela J. Stahl	39	Vice President of Commercial Operations

Executive officers of the Company serve at the discretion of the Board of Directors with no fixed term.  There are no family relationships between or among any of the executive officers or directors of the Company.

Mr. Bullion’s biographical information is set forth above under “Directors of the Registrant.”

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

Identification of the Audit Committee; Audit Committee Financial Expert

The Audit Committee consists of Mr. Greene, Dr. Vida and Ms. Champsi, each of whom the Board of Directors has determined to be “independent” under the Nasdaq listing standards.  The Board of Directors has determined that Mr. Greene is an audit committee financial expert as defined in the applicable securities laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of a class of the Voting Stock of the Company, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Voting Stock and other equity securities.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

The Company is required to disclose in this Proxy Statement any delinquent filing of such reports and any failure to file such reports during fiscal year 2004.  Based solely upon a review of the forms filed by the Company’s executive officers, directors and greater-than-10% stockholders, and written representations from such reporting persons, the Company believes that during the fiscal year ended December 31, 2004 all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that Ms. Champsi, Mr. Greene, Mr. King, Dr. Vida and Dr. Wardell each filed one late Form 4 for stock options received in June 2004.

Code of Ethics

We have adopted an Ethics Policy that applies to our Chief Executive Officer, Chief Financial Officer, and all other employees, which is available on our website at www.orphan.com.  A copy of our Ethics Policy will be furnished free of charge to any person who submits a written request for it.  Such request should be sent to Orphan Medical, Inc., 13911 Ridgedale Drive, Suite 250, Minnetonka, Minnesota 55305, Attention: Chief Financial Officer.  We intend to post on our website any amendment to, or waiver from, a provision of the Ethics Policy that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, in accordance with the rules of the Securities and Exchange Commission and the Nasdaq Stock Market.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the three fiscal years ended December 31, 2004, awarded to or earned by the Chief Executive Officer and all other executive officers of the Company.

					Long-Term
		Annual			Compensation
		Compensation			Awards
					Securities	All Other
					Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	($) (1)
John Howell Bullion	2004	275,000	81,812		35,000	884
Chairman of the Board, Chief	2003	275,000	99,397	(2)	—	884
Executive Officer and Secretary	2002	220,655			—	803

William Houghton, M.D.	2004	295,507	75,225		25,000	884
Executive Vice President, Chief	2003	295,000	—		—	8,884
Scientific and Chief Medical Officer	2002	281,551	112,621		—	2,102

Mark D Perrin (3)	2004	275,000	61,560		25,000	884
Executive Vice President and Chief	2003	270,000	—		—	884
Commercial Officer	2002	154,277	61,784		125,000	397

Timothy G. McGrath	2004	180,000	38,250		17,500	884
Vice President and Chief Financial	2003	180,000	—		—	869
Officer	2002	161,042	56,365		—	444

(1)               Includes $288 paid for group term life insurance for each executive and $596 paid for disability insurance for each executive for the fiscal year ending December 31, 2004.

(2)               Includes cash bonus paid top named executive for performance for the fiscal year ended December 31, 2002.

(3)               Mr. Perrin joined the Company on May 21, 2002.

Option Grants in Last Fiscal Year

The following table sets forth information regarding grants of stock options to each of the executive officers named in the Summary Compensation Table during fiscal 2004.  The percentage of total options set forth below is based on an aggregate of 364,800 options granted to employees during fiscal 2004.  All options were granted with an exercise price equal to the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.  Potential realizable values are net of exercise price, but before taxes associated with exercise.  Amounts representing hypothetical gains are those that could be achieved for the options if exercised at the end of the option term.  The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission based on the fair market value of the stock at the time of option grant, and do not represent our estimate or projection of the future stock price.

						Potential Realizable
						Value at Assumed
						Annual Rates of
			Number of	Percent of		Stock Price
			Securities	Total Options		Appreciation for
			Underlying	Granted to	Exercise	Option Terms
	Grant	Expiration	Options	Employees in	Price	Value	Value
Name	Date	Date	Granted (#)	Fiscal Year	($/Share)	@ 5%	@ 10%

John Howell Bullion	6/30/04	6/30/14	35,000	9.59%	$10.03	220,773	559,483

William Houghton	6/30/04	6/30/14	25,000	6.85%	$10.03	157,695	399,631

Mark Perrin	6/30/04	6/30/14	25,000	6.85%	$10.03	157,695	399,631

Timothy McGrath	6/30/04	6/30/14	17,500	4.80%	$10.03	110,387	279,742

Totals			102,500	28.10%		646,551	1,638,487

(1)               All such options were granted on June 30, 2004 under the Company’s 2004 Stock Plan.  All options vest 20% on the grant date and 20% on each of the following four anniversaries of the grant date and are exercisable in full after the end of four years of continued employment.  In the event the Company would consolidate with, merge into, or transfer all or substantially all of its assets to another corporation, then all options granted under this plan become immediately exercisable.  The option exercise price is not adjustable over the 10-year term of the options except due to stock splits and similar occurrences affecting all outstanding stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes stock option exercises in 2004 by the executive officers named in the Summary Compensation Table and the value of options held by such persons at December 31, 2004.

Number of Securities
			Underlying Unexercised	Value of Unexercised
	Shares	Value	Options at	In-the-Money Options at
	Acquired on	Realized	Fiscal Year-End (#)	Fiscal Year-End ($) (2)
Name	Exercise (#)	($) (1)	Exercisable/Unexercisable	Exercisable/Unexercisable
John Howell Bullion	350,000	1,351,000	167,116/77,717	180,450/1,050
William Houghton	—	—	206,410/54,790	259,845/750
Mark Perrin	—	—	116,250/91,250	12,375/750
Timothy McGrath	—	—	80,755/33,320	98,822/360

(1)          “Value” is based upon the difference between the per share option exercise price and the price per share of the Common Stock on the date of exercise (July 8, 2004), which was $8.86.

(2)          “Value” is based upon the difference between the per share option exercise price and the last sale price per share of the Common Stock on December 31, 2004, which was $9.03.

Employment Agreements

An employment agreement between the Company and John Howell Bullion, Chief Executive Officer, was executed on October 29, 1999.  The agreement commenced October 20, 1999 and continues for a three-year period.  At the end of the three-year period, the agreement will automatically renew for successive two-year periods, unless terminated by either party in accordance with the terms of the agreement.  The employment agreement automatically terminates upon the mutual agreement of the parties, upon Mr. Bullion’s death, or if Mr. Bullion is disabled for a continuous nine-month period.  Mr. Bullion’s employment agreement provides for an annual base salary of $180,000 for the calendar year 2000 and $200,000 for calendar years 2001 and 2002.  In February 2002, the Compensation Committee increased Mr. Bullion’s 2002 annual base salary to $225,000, and effective January 1, 2003, the Compensation Committee increased Mr. Bullion’s 2003 annual base salary to $275,000.  Effective January 1, 2005, The Compensation Committee increased Mr. Bullion’s annual salary to $330,000.  Mr. Bullion may terminate his employment at any time upon 90 days written notice to the Company, in which case he will receive his base salary and accrued vacation and sick pay through the date of termination.

The Company may terminate Mr. Bullion’s employment at any time for good cause.  The employment agreement defines good cause as willful and continued failure by Mr. Bullion to substantially perform his duties, or willful misconduct by Mr. Bullion that is materially injurious to the Company.  If the Company terminates Mr. Bullion for cause, Mr. Bullion will receive his base salary and accrued vacation and sick pay through the date of termination.  If the Company terminates Mr. Bullion without cause, the employment agreement provides that Mr. Bullion will receive one year’s salary, a bonus equal to the average bonus paid to him in the most recent two fiscal years, all accrued vacation and sick pay.  In addition, upon a termination without cause, all of Mr. Bullion’s unvested options will immediately vest and he will be entitled to participate in the Company’s benefit plans for a two year period, which includes continued payment by the Company of Mr. Bullion’s health, life and disability insurance premiums for that period.  The employment agreement provides that Mr. Bullion may treat a material change in his position, duties or location of employment as a termination by the Company without cause.  Mr. Bullion may also treat termination of his employment upon one year’s advance notice by the Company as a termination without cause.

The employment agreement also provides for payments to Mr. Bullion if the Company terminates him within 120 days of the effective date of a change in control of the Company.  In such event, Mr. Bullion will receive two years’ base salary, all accrued vacation and sick pay as of the date of termination and the Company will continue to pay his health, life and disability insurance premiums for two years.  The Company may offset severance payments to Mr. Bullion by amounts Mr. Bullion receives from other full-time employment during the two year-period following his termination.

Change in Control Arrangements

The Company has entered into agreements with its executive officers providing for the payment of certain benefits to the officers if their employment terminates following a “change in control” of the Company.  The agreements provide for payment of benefits if an officer’s employment is terminated within the 12 months following a change in control if the officer was terminated without cause, required to relocate or required to accept less pay or less responsibility.  The formula and payout for the benefits under the change in control agreement is the highest annual salary and incentive payment within the last two years divided by 12 multiplied by the following number of months for the officers: Dr. Houghton, 18 months; Mr. Perrin, 18 months; and Mr. McGrath, 12 months.

Compensation Committee Interlocks and Insider Participation

The compensation committee members are Dr. Wardell, Mr. King and Ms. Champsi.  No member of the compensation committee during the 2004 fiscal year was an officer or employee of the Company, nor formerly an officer of the Company.

Compensation of Directors

Directors who are not employees of the Company receive $10,000 annually for serving on the Board of Directors.  In addition, directors who are not employees receive $1,000 for each meeting, $500 for each telephone meeting and $250 for committee meetings.  Directors are also reimbursed for out-of-pocket expenses incurred in attending Board of Directors’ and committee meetings.

Upon re-election to the Board, each non-employee director is entitled to receive an option to purchase 5,000 shares with 1,000 shares vesting immediately and the remaining 4,000 shares vesting over a four year period in 1,000 share increments.  Each option has a term of ten years.  Upon re-election to the Board of Directors in June 2004, all non-employee directors received an option to purchase 5,000 shares of the Company’s common stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table on the following page sets forth, as of April 15, 2005, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who, to the knowledge of the Company, owned beneficially more than five percent of such stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.  Unless otherwise noted, the shares listed in the table below are subject to sole voting and investment power of the indicated person.

Beneficial ownership is determined and presented in the table on the following page in accordance with rules of the Securities and Exchange Commission, and includes general voting power and/or investment power with respect to the securities.  Shares of the Company’s Common Stock subject to options currently exercisable or exercisable within 60 days of April 15, 2005, are deemed to be outstanding for purposes of computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  With respect to UBS Capital II LLC, the percentage of ownership calculation is based on Common Shares outstanding as of April 15, 2005, plus 1,069,533 shares of Common Stock, which represents 8,706 shares of Senior Convertible Preferred Stock owned by UBS Capital II LLC on an as converted basis.

	Amount and
	Nature of	Percentage of
	Beneficial	Common Stock
Name and Address of Beneficial Owner	Ownership(1)	Outstanding

Alta Partners II, Inc. (2) One Embarcadero Center, Suite 4050 San Francisco, CA 94111	1,212,121	10.57%
OrbiMed Advisors LLC (3) 767 Third Avenue - 6th Floor New York, NY 10017-2023	1,617,302	14.10%
UBS Capital II LLC (4) 299 Park Avenue New York, NY 10171-0026	1,359,252	10.60%
John Howell Bullion	646,478	5.55%
William Houghton, M.D.	231,081	1.98%
Mark D. Perrin	147,500	1.27%
Timothy G. McGrath	87,179	*
Farah Champsi (5)	23,000	*
Michael Greene	33,000	*
Thomas King	23,000	*
Julius A. Vida, Ph.D.	33,000	*
William M. Wardell, M.D., Ph.D.	44,500	*
All directors and executive officers as a group (9 persons) (6)	1,268,738	10.37%

*                      Less than one percent.

(1)               Includes the following shares issuable upon the exercise of options that are currently exercisable or will become issuable pursuant to options exercisable within 60 days after April 15, 2005: Mr. Bullion, 181,166 shares; Mr. Houghton, 216,110 shares; Mr. Perrin 147,500 shares; Mr. McGrath, 85,075 shares; Ms. Champsi, 23,000 shares, Mr. Greene, 33,000 shares; Mr. King, 23,000 shares; Dr. Vida, 33,000 shares; and Dr. Wardell, 23,000 shares.

(2)               Alta Partners II, Inc. serves as the management advisory company of various funds which hold shares of the Company’s Common Stock.  In this capacity, Alta Partners II, Inc. is affiliated with Alta BioPharma Partners II, L.P., Alta Embarcadero BioPharma Partners II, LLC, Alta BioPharma Management Partners II, LLC, Alta Partners II, Inc. and Jean Deleage, Alix Marduel and Farah Champsi.  The beneficial ownership information is based on a schedule 13D filed by Alta Partners on December 17, 2001.

(3)               OrbiMed Advisors LLC has shared voting and dispositive power with respect to 1,617,302 shares of the Company’s Common Stock.  The number of shares beneficially owned is based on a schedule 13G filed by OrbiMed Advisors on February 14, 2003.

(4)               UBS Capital II LLC has sole voting and investment power with respect to: 8,706 shares of Senior Convertible Preferred Stock, which is convertible into 1,069,533 shares of Common Stock, and 289,719 shares of unregistered Common Stock.  The shares of Senior Preferred Convertible Stock vote on an as-converted basis.  In addition, UBS Capital owns (i) 4,556 shares of non-voting Series B Convertible Preferred Stock, which is convertible into 680,000 shares of Common Stock, (ii) a warrant to purchase up to 2,050 shares of non-voting Series C Convertible Preferred Stock or 315,385 shares of Series D Non-Voting Convertible Preferred Stock or any combination thereof up to a maximum aggregate purchase price of $2,050,000 and (iii) a warrant to purchase up to 282,353 shares of Series D Non-Voting Convertible Preferred Stock.

(5)               Ms. Champsi is affiliated with Alta Partners II, Inc. and she disclaims beneficial ownership of any shares of Common Stock beneficially owned by Alta Partners II, Inc. and its affiliates.

(6)               Includes 764,851 shares that may be acquired within 60 days of April 15, 2005 through the exercise of options by all executive officers and directors as a group.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2004 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2004, the Company had no equity compensation plans that were not approved by security holders.

Number of securities
	Weighted-average	remaining available for
	Number of securities to be	exercise price of	future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights (1)	and rights (2)	reflected in column (1)) (3)

Equity compensation plans approved by security holders	1,744,040	$9.37	1,999,930

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed or expected to be billed to the Company by Ernst & Young LLP for the audit of the Company’s financial statements and for reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and December 31, 2003, were $389,400 and $144,900, respectively, and review of Securities and Exchange Commission filings, including consents.  The 2004 audit fees include fees associated with the attestation required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

The audit-related fees billed or expected to be billed to the Company by Ernst & Young LLP for audit services related to financing activities for the fiscal years ended December 31, 2004 and December 31, 2003, were $92,600 and $16,000, respectively.  The audit-related fees in 2004 were related to the Company’s registration statement on Form S-3 filed in April 2005 preparation for the implementation of the requirements of the Sarbanes-Oxley Act.

Tax Fees

The tax fees billed or expected to be billed to the Company by Ernst & Young LLP for tax return preparation for the fiscal years ended December 31, 2004 and December 31, 2003, were $36,100 and $37,068, respectively.

All Other Fees

There were no fees billed or expected to be billed to the Company by Ernst & Young LLP for all other non-audit services provided during the fiscal years ended December 31, 2004 and December 31, 2003.

The Audit Committee has reviewed the fees charged to the Company for these audit-related, tax, and other services and has determined that the provision of non-audit services for which these fees were charged are compatible with maintaining the independence of Ernst & Young LLP as the Company’s independent public accountants.

Pre-Approval Policy

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.  There are no exceptions to the policy of securing prior approval by our Audit Committee for any service provided by our independent accounting firm.

Less than 50% of the hours expended on Ernst & Young LLP’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2004 were attributed to work performed by persons other than Ernst & Young LLP’s full-time, permanent employees.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note:  Item 15 in the Original Filing is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Listing of Exhibits

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of April, 2005.

ORPHAN MEDICAL, INC.

By:	/s/ John Howell Bullion
John Howell Bullion
Chief Executive Officer

By:	/s/ Timothy G. McGrath
Timothy G. McGrath
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith