Form 10-Q
period 2005-03-31
ORPHAN MEDICAL INC
filed 2005-05-10
CIK 929548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission File Number:  0-24760

Orphan Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1784594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13911 Ridgedale Drive, Suite 250, Minnetonka, MN 55305	(952) 513-6900
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	11,489,399
(Class)	(Outstanding at April 27, 2005)

TABLE OF CONTENTS

ORPHAN MEDICAL, INC. ®

Antizol®, Antizol-Vet®, Cystadane®, Xyrem®, MedExpand™ “The” Orphan Drug Company™ Orphan Medical®, Inc. and Dedicated to Patients with Uncommon Diseases® are trademarks of the Company.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ORPHAN MEDICAL, INC.

BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,542	$12,709
Restricted cash	125	125
Accounts receivable, less allowance for doubtful accounts of $25 and $25, respectively	3,044	2,303
Inventories	2,642	2,482
Prepaid expenses	1,842	372
Other	35	177
Total current assets	17,230	18,168
Office equipment and software, net	356	464
Total assets	$17,586	$18,632
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,926	$2,014
Accrued compensation	780	1,091
Deferred revenue	833	1,250
Accrued expenses and other	4,380	3,444
Total current liabilities	7,919	7,799
Capital lease obligation-less current maturities	38	43
Commitments
Shareholders’ equity:
Senior Convertible Preferred Stock, $.01 par value; 14,000 shares authorized; 8,706 shares issued and outstanding; liquidation preference of $8,706	—	—
Series B Convertible Preferred Stock, $.01 par value; 5,000 shares authorized; 4,420 and 4,259 shares issued and outstanding; liquidity preference of $4,420 and $4,259	—	—
Series C Convertible Preferred Stock, $.01 par value; 4 ,000 shares authorized; 0 shares issued and outstanding	—	—
Series D Convertible Preferred Stock, $.01 par value; 1,500,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 23,477,000 shares authorized; 11,488,024 and 11,430,066 issued and outstanding	115	114
Additional paid-in capital	81,610	81,006
Accumulated deficit	(72,096)	(70,330)
Total shareholders’ equity	9,629	10,790
Total liabilities and shareholders’ equity	$17,586	$18,632

See Accompanying Notes.

Orphan Medical, Inc.

Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Product revenues, net	$6,692	$4,403
Licensing and royalty revenue	1,453	1,000
Total revenue	8,145	5,403

Operating expenses:
Cost of product revenues	985	631
Product development	2,564	4,222
Sales and marketing	4,297	3,398
General and administrative	1,627	1,207
Total operating expenses	9,473	9,458
Loss from operations	(1,328)	(4,055)

Interest income	60	52
Interest expense	(7)	(22)

Net loss before taxes	(1,275)	(4,025)
Income tax expense	—	—
Net loss	(1,275)	(4,025)
Less: Preferred stock dividends	242	239

Net loss applicable to common shareholders	$(1,517)	$(4,264)

Loss per share applicable to common shareholders
Basic and diluted	$(0.13)	$(0.40)

Weighted average number of shares outstanding
Basic and diluted	11,458	10,775

See Accompanying Notes.

Orphan Medical, Inc.

Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(1,275)	$(4,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	111
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(2,069)	653
Inventories	(160)	138
Accounts payable and accrued expenses	839	(2,226)
Deferred revenue	(417)	—
Net cash used in operating activities	(2,974)	(5,349)

Investing activities
Purchase of office equipment	—	(34)
Net cash used in investing activities	—	(34)

Financing activities
Employee stock purchase plan	16	16
Stock option exercise proceeds	98	150
Principal payments on capital lease	(6)	(4)
Payments on premium finance note	(302)	—
Cash dividends	1	—
Net cash (used in) provided by financing activities	(193)	162

Decrease in cash and cash equivalents	(3,167)	(5,221)
Cash and cash equivalents at beginning of period	12,709	23,285
Cash and cash equivalents at end of period	$9,542	$18,064

Schedule of non-cash financing activities
Premium finance note for corporate insurance	$885	$—

Orphan Medical, Inc.

Notes to Financial Statements

($ in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Business

Orphan Medical, Inc. (the “Company) acquires, develops, and markets products of high medical value intended to treat sleep disorders, pain and other central nervous disorders (CNS) that are addressed by physician specialists. A drug has high medical value if it offers a major improvement in the safety or efficacy of patient treatment and has no substantially equivalent substitute. The Company has had six pharmaceutical products approved for marketing by the United States Food and Drug Administration (FDA).  Three products have been divested, and the Company is focusing its resources on Xyrem® (sodium oxybate) oral solution, a medication approved for cataplexy, a significant and debilitating symptom of narcolepsy. The Company recently submitted a Supplemental New Drug Application for the expansion of the labeled indications for Xyrem including excessive daytime sleepiness and fragmented nighttime sleep. The Company is conducting a clinical trial to assess Xyrem in treating fibromyalgia. Enrollment in the trial is complete and data is expected to be available in mid summer 2005. A new compound, butamben (butyl-p-aminobenzoate) suspension for injection, has been licensed as a treatment of pain. The Company is in the process of determining a commercial scale manufacturing process for butamben. The Company is seeking other approved or development-stage products in the specialty CNS areas it serves. The Company also markets Antizol® (fomepizole) Injection, as a treatment for suspected or confirmed ethylene glycol or methanol poisonings and Cystadane® (betaine anhydrous for oral solution) for the treatment of homocystimuria, an inherited metabolic disease.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the audited financial statements and accompanying notes contained in the Company’s Annual Report filed on Form 10-K as amended for the year ended December 31, 2004.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Stock-Based Compensation

At March 31, 2005 the Company has a stock-based employee compensation plan.  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost is reflected in the net loss for the three month periods ended March 31, 2005 or 2004, as all options granted under this plan had an exercise price equal to market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004

Net loss applicable to common shareholders, as reported	$(1,517)	$(4,264)

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(686)	(743)
Pro forma net loss	$(2,203)	$(5,007)

Loss per share
Basic and diluted - as reported	$(0.13)	$(0.40)
Basic and diluted - as pro forma	$(0.19)	$(0.46)

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

Deferred revenue represents the initial payment received by the Company per the terms of the Company’s license agreement for Xyrem with UCB Pharma (formerly Celltech Pharmaceuticals). The Company is recognizing this payment over the expected regulatory approval period, which is 18 months.

The Company received $1.0 million during the quarter ended March 31, 2005 as payment for the achievement of a milestone per the terms of the UCB Pharma license agreement. This payment is included in “Licensing and royalty revenue” in the Company’s Statement of Operations. Future milestone payments are expected to be recognized as earned based on the achievement of the milestone as indicated in the license agreement.

5. Inventories

Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. Inventory used in clinical trials is expensed at the time of production and included in the reserve until used.

	March 31, 2005	December 31, 2004
Raw materials and packaging	$733	$795
Finished goods	1,909	1,687
	$2,642	$2,482

6. Loss per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period.  The dilutive effect of employee stock options and warrants is measured using the treasury stock method.  The dilutive effect of both series of convertible preferred stock is computed using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are antidilutive and therefore basic and diluted loss per share are the same in loss periods.  The following is a reconciliation of net loss and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share:

	Three Months Ended March 31,
	2005	2004
Numerator

Numerator for basic loss per share – net loss applicable to common shareholders	$(1,517)	$(4,264)
Add back to effect assumed conversions:
Preferred stock dividends	—	—
Numerator for diluted loss per share	$(1,517)	$(4,264)

Denominator
Denominator for basic loss per share – weighted average shares	11,458	10,775

Effect of dilutive securities:
Convertible preferred shares	—	—
Stock options	—	—
Warrants	—	—
Denominator for diluted loss per share – weighted average shares and assumed conversions	11,458	10,775

Basic and diluted loss per share	$(0.13)	$(0.40)

7. Commitments

The Company has various commitments under agreements with outside consultants, contract drug developers and manufacturers, technical service companies, drug distributors, along with commitments for various marketing, advertising and promotional activities. In addition, the Company has commitments under license and research agreements.  The Company does not have any joint venture agreements nor does it have any arrangements to perform product development or sales and marketing activities for other parties. At March 31, 2005, the Company estimates that it could incur approximately $10.1 million of additional expenditures in subsequent periods for operating activities under existing commitments. Commitments for these operating activities will likely fluctuate from quarter to quarter and from year to year depending on, among other factors, the timing of new marketed products or new product development, if any, and other clinical trial activity.

8. Borrowings

On February 4, 2005, the Company extended its line of credit and term loan facility with a commercial bank to January 1, 2006.  The line of credit facility includes a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million.  Certain other assets have also been pledged as collateral for this facility.  Each draw of the term loan has a term of one-year and is to be used specifically for equipment purchases not to exceed $1.0 million.  The term loan is not available until the Company receives net proceeds of at least $7.5 million in an equity financing transaction.  The interest rate for both loans is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%.  The Company is also subject to certain other requirements during the term of the agreement, including (a) a minimum monthly net tangible equity requirement and (b) maximum monthly operating loss.  The minimum net equity amount for January 2005 through May 31, 2005 is $5.0 million plus 50% of any additional equity securities or subordinated debt offering.  The minimum net equity amount from June 2005 to January 1, 2006 is $4.5 million plus 50% of additional equity securities or subordinated debt offering. The maximum monthly operating loss is $1.25 million for January 2005, $1.75 million for February – March 2005, $1.25 million for April – June 2005, and $1.0 million for July – January 1, 2006.  The Company was in compliance with all covenants as of March 31, 2005.

9. Subsequent Event

The Company announced on April 19, 2005 that it has entered into an agreement and plan of merger pursuant to which Jazz Pharmaceuticals, through a wholly owned subsidiary, will acquire Orphan Medical.  Under the agreement, which was unanimously approved by the Company’s Board of Directors, Orphan Medical common stockholders will receive $10.75 per share in cash upon the close of the transaction.  Following the merger, which will be consummated following the satisfaction or waiver of certain customary closing conditions, Orphan Medical will become a wholly owned subsidiary of Jazz Pharmaceuticals, a privately held company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts. The words or phrases “will likely result”, “look for”, “may result”, “will continue”, “is anticipated”, “expect”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

General

Since its inception, the activities of the Company have consisted primarily of obtaining the rights to pharmaceutical products for developing and marketing, managing the development of these products and preparing for and initiating the commercial introduction of six products. Three of these products are currently marketed and three were divested in 2003.  The Company operates in a single business segment: pharmaceutical products. The Company has experienced recurring losses from operations and has generated an accumulated deficit through March 31, 2005 of $72.1 million. In addition, the Company expects to incur additional losses from operations for at least the next several fiscal quarters.

Recent Developments

On April 18, 2005, Orphan Medical, Inc. (the “Company”) entered into an Agreement and Plan of Merger with Jazz Pharmaceuticals, Inc., a Delaware corporation, and Twist Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Jazz Pharmaceuticals, Inc.  Under the merger agreement, Jazz Pharmaceuticals would acquire the Company for $10.75 in cash per share of common stock of the Company.

The Company’s outstanding shares of preferred stock, consistent with the rights and preferences of the holders of such stock as set forth in the Company’s certificate of incorporation, also will be converted into the right to receive cash in the merger.  Each outstanding share of Senior Convertible Preferred Stock will be converted into the right to receive $1,320.6386 in cash, together with accrued but unpaid dividends, and each outstanding share of Series B Convertible Preferred Stock will be converted into the right to receive $1,653.8462 in cash, together with accrued but unpaid dividends.

Each outstanding option and warrant to purchase shares of the Company’s common and/or preferred stock, to the extent vested as of the effective time of the merger, will also be cancelled in exchange for a cash payment equal to the difference between $10.75 and the exercise price per share of common or preferred stock subject to such option or warrant.

Pursuant to the merger agreement, Jazz Pharmaceutical’s obligation to acquire the Company is conditioned upon, among other things, the receipt of the portion of the merger consideration being financed by Jazz Pharmaceuticals, the receipt of regulatory approvals and approval by the Company’s stockholders.  A copy of the merger agreement and joint press release announcing the transaction was filed as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 20, 2005.

On April 18, 2005, the Company, Jazz Pharmaceuticals, Inc. and Twist Merger Sub, Inc. also entered into a Voting Agreement with the following current stockholders of the Company:  Alta BioPharma Partners II, L.P., Alta Embarcadero BioPharma Partners II, LLC, John Howell Bullion, OrbiMed Advisors LLC and UBS Capital II LLC (the “Principal Stockholders”), whereby the Principal Stockholders agreed to vote in favor of the merger with Jazz Pharmaceuticals and against approval of any proposal made in opposition to, or in competition with, such merger transaction.  A copy of the voting agreement was filed as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 20, 2005.

Results of Operations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net loss applicable to common shareholders was $1.5 million for the three months ended March 31, 2005 compared to a net loss applicable to common shareholders of $4.3 million for the three months ended March 31, 2004. The decrease in the net loss applicable to common shareholders was primarily due to an increase in product revenue, specifically Xyrem, and licensing and royalty revenue while total operating expenses remained consistent with the first quarter in the prior year.

Product Revenue Summary

The following is a summary of product revenue for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

	Three Months Ended March 31,		Variance
($ in thousands)	2005	2004	$	%
Antizol	$2,354	$2,237	$117	5%
Antizol-Vet	65	59	6	10
Cystadane	332	368	(36)	(10)
Xyrem	3,941	1,739	2,202	127
Total	$6,692	$4,403	$2,289	52%

Net product revenues increased 52% to $6.7 million for the three months ended March 31, 2005 compared to $4.4 million for the same period in the prior year. The change was driven by growth in Xyrem revenue. Revenue from Xyrem was $3.9 million for the quarter ended March 31, 2005 compared to $1.7 million for the quarter ended March 31, 2004. The increase is the result of a higher prescription volume resulting from continued market penetration. Over 2,350 physicians had written prescriptions for Xyrem as of March 31, 2005. The number of filled prescriptions in the first quarter of 2005 increased 94 percent over the same quarter the prior year and 10 percent over the previous quarter.

Licensing and royalty revenue for the three months ended March 31, 2005 was $1.5 million. This included a $1.0 million milestone payment made by UCB Pharma in accordance with its licensing agreement with the Company, $0.4 million related to the amortized portion of the upfront payment from UCB Pharma for European registration and marketing of Xyrem for narcolepsy, and $0.1 million of Sucraid royalties, a product which was divested in June 2003.

Cost of product revenues increased $0.4 million or 56% to $1.0 million for the three months ended March 31, 2005 from $0.6 million for the same period in the prior year.  The increase is primarily attributable to the increase in product revenues during the first quarter of 2005.  The gross margin was relatively consistent at 85.3% and 85.7% for the three months ended March 31, 2005 and 2004, respectively. Cost of product revenues as a percentage of net product revenues will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for the Company’s products, new product introductions and the mix of approved products shipped.

Product development expense was $2.6 million and $4.2 million for the first quarters ended March 31, 2005 and 2004, respectively, a decrease of $1.6 million or 39%. The decrease is a result of the completion of two Xyrem Phase III(b) trials during fiscal 2004. The majority of the spending in the current quarter was associated with the clinical trial designed to evaluate Xyrem in the treatment of Fibromyalgia Syndrome. The Company expects that initial data from this 150 patient placebo controlled trial will be available in the second half of 2005. Trial sites are located throughout the United States and Canada with approximately twenty participating centers. Clinical spending for trials is dependent on a number of factors, including among others, the number of human subjects screened and enrolled in the trial, and the number of active clinical sites. Orphan Medical is also assessing Xyrem as a potential treatment for other indications.

Sales and marketing expense increased 26% to $4.3 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. This change is due to increased spending on various Xyrem sales and marketing programs.

General and administrative expense increased 35% to $1.6 million for the first quarter ended March 31, 2005 compared to $1.2 million for the first quarter ended March 31, 2004. The increase is the result of merger transaction expenses and higher audit fees primarily associated with the requirements of Section 404 of the Sarbanes-Oxley Act.

Liquidity and Capital Resources

Since July 2, 1994, the effective date the Company was spun-off from Chronimed, Inc., it has financed its operations principally from net proceeds from several public and private financings, interest income and product sales. The various public and private placement transactions since inception resulted in aggregate net proceeds, after commissions and expenses, of $60.5 million. In addition, the Company raised approximately $30.9 million net proceeds from the divestment of three products in June 2003.

Net working capital (current assets less current liabilities) decreased to $9.3 million at March 31, 2005 from $10.4 million at December 31, 2004. Cash and cash equivalents decreased to $9.5 million at March 31, 2005 from $12.7 million at December 31, 2004. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The primary sources of capital for the three months ended March 31, 2005 were product revenues, licensing and royalty revenues, and existing cash balances.

In October 2003, the Company announced that it had licensed European sales and marketing rights for Xyrem (sodium oxybate) oral solution to UCB Pharma (formerly Celltech Pharmaceuticals). Under the terms of the agreement, UCB Pharma will be responsible for the registration, sales and marketing of Xyrem in Europe. UCB Pharma has made an initial payment of $2.5 million to Orphan Medical. In the first quarter of 2005, the Company received an additional $1.0 million milestone payment as a result of the submission of the sNDA on January 15, 2005.The Company also received a $1.0 million milestone payment in the first quarter of 2004 as a result of the submission of the marketing application in Europe.  UCB Pharma will make further payments of up to $5 million tied to product development and registration milestones and up to $6 million tied to sales-related milestones. UCB Pharma will also pay Orphan Medical a royalty on sales of the product which is expected to begin at the earliest in late 2005. The licensing agreement includes the use of Xyrem in narcolepsy and provides UCB Pharma with rights to negotiate in regard to other potential future indications including fibromyalgia syndrome. The term of this agreement is for 10 years from the date of approval in Europe with automatic extension until UCB Pharma provides 12 month notice to Orphan Medical. The agreement may be terminated under certain conditions including material breach of contract provisions prior to the ten year initial term.

The Company used more capital than its operations generated for the three months ended March 31, 2005. The Company expects to incur a loss from operations in 2005, which will continue to decrease its capital reserves. The Company continues to invest its capital in product development activities that may provide opportunities to enhance the commercial opportunities for Xyrem. The Company has committed $10.1 million to future product development and marketing activities. In addition, the Company also continues to use capital to develop and enhance the commercial programs for Xyrem. The Company expects that these efforts may result in increased Xyrem revenues. The Company expects that its current cash balances, cash flow from product revenues and any milestone payments received in accordance with the terms of the UCB Pharma agreement will be sufficient to fund operations well into 2006. The Company may consider additional sources of capital should it decide to expand its product development programs or acquire additional products.

On April 14, 2004, the Company filed a “shelf” registration statement with the Securities and Exchange Commission (SEC) for the registration of 4,000,000 shares of common stock. Although we believe we have sufficient cash available for currently anticipated clinical trials and our sales and marketing activities, proceeds might be used for trials or sales and marketing activities related to products that we may acquire or develop in the future or for trials or sales and marketing related to new indications of existing products.  This statement was declared effective by the SEC on September 7, 2004, however, there can be no assurance of a successful offering.

On February 4, 2005, the Company extended its line of credit and term loan facility with a commercial bank to January 1, 2006.  The line of credit facility includes a borrowing base equal to 80% of eligible accounts receivable up to a maximum amount of $4.5 million.  Certain other assets have also been pledged as collateral for this facility.  Each draw of the term loan has a term of one-year and is to be used specifically for equipment purchases not to exceed $1.0 million.  The term loan is not available until the Company receives net proceeds of at least $7.5 million in an equity financing transaction.  The interest rate for both loans is equal to two points over the bank’s prime rate, with a minimum rate of 6.75%.  The Company is also subject to certain other requirements during the term of the agreement, including (a) a minimum monthly net tangible equity requirement and (b) maximum monthly operating loss.  The minimum net equity amount for January 2005 through May 31, 2005 is $5.0 million plus 50% of any additional equity securities or subordinated debt offering.  The minimum net equity amount from June 2005 to January 1, 2006 is $4.5 million plus 50% of additional equity securities or subordinated debt offering. The maximum monthly operating loss is $1.25 million for January 2005, $1.75 million for February – March 2005, $1.25 million for April – June 2005, and $1.0 million for July – January 1, 2006.

The Company’s commitments for outside operating expenses decreased to approximately $10.1 million at March 31, 2005 from $12.0 million at December 31, 2004. These commitments are generally for less than one year.  The decrease is principally attributable to the completion of the Phase III(b) clinical trials assessing Xyrem for the treatment of EDS in narcolepsy.  This is offset by costs and commitments associated with the initiation of the Fibromyalgia trial along with continued spending for other development programs, including the ongoing Xyrem extended release formulation activities and the continued evaluation of Butamben as a treatment for chronic malignant pain. In addition, the Company continues to assess opportunities relating to current products and to new product opportunities, which, if pursued, will increase development spending.  Due to the dependence of this estimate on the results of the studies and other variable components, actual results may be different than the Company’s estimates.

For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in the Company’s case include either: (1) net equity in excess of $10.0 million or (2) a market capitalization of at least $50.0 million. The Company met both the thresholds at March 31, 2005. The Company’s market capitalization was approximately $104.7 million as of March 31, 2005 (based on the last sale price of $9.11 and 11,488,024 million shares outstanding). Although the Company does not expect to be profitable in 2005, the Company nevertheless expects to continue to meet the listing requirements for listing on the NASDAQ National Market. However, there can be no assurance that the Company will continue to meet these requirements in the future.

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

Geographic Sales Information

The Company tracks sales in two geographic regions, domestic and international. The Company has no assets outside of the United States. The following is a summary of net product revenues by geographic region for the three month periods ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
($ in thousands)	2005	2004

Domestic	$6,306	$4,067
International	386	336
Total	$6,692	$4,403

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

Although we believe that we have sufficient capital to meet our current business objectives at March 31, 2005, we may need additional capital if we expand our business, if business conditions change or results of operations are not as expected. Adequate funds for our operations, continued development, and expansion of our business plans, whether from financial markets or from other sources, may not be available when needed on acceptable terms, or at all. If we issue additional securities your ownership may be diluted.

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

There is also a risk that the market value and the liquidity of the public float for our common stock could be adversely affected in the event we no longer meet the NASDAQ’s requirements for continued listing on the National Market. For continued listing on the NASDAQ National Market, a company must satisfy a number of requirements, which in our case includes either: (1) minimum net equity in excess of $10.0 million as reported on Form 10-Q or Form 10-K or (2) a market capitalization of at least $50.0 million. Market capitalization is defined as total outstanding shares multiplied by the last sales price quoted by NASDAQ. We met both criteria as of March 31, 2005, however, we cannot assure you that the market capitalization threshold will continue to be met or that we will be able to generate adequate capital to meet the net tangible asset requirement.

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

Prior to the initiation of a clinical development program, companies submit an investigational new drug application (IND) to the FDA. If the FDA notifies the submitting sponsor that the IND requires additional information or is not approvable, the potential development program may be significantly delayed or terminated. We cannot assure you that IND applications submitted by us to the FDA, including with respect to butamben, will proceed in a timely manner. Further, it is possible that FDA action may result in the termination of the potential development program. Although we do not expect to derive any revenues from butamben prior to 2009, we cannot assure you that a termination of any potential development program will not adversely affect the prospects of our business.

The Company is in the process of determining a production and manufacturing process for butamben for preclinical and clinical trial activities that can be validated and then support commercial activities post approval. This manufacturing process is different from the process used to manufacture butamben injection which was on file with FDA for the previous IND. Because the manufacturing process for the product in Orphan Medical’s development program is different from the original manufacturing process in the IND, the Company will file this data in an IND application with the FDA prior to the initiation of the clinical development program. The FDA may require additional information, studies, or data due to the revised manufacturing process.

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

In January 2005, we submitted an sNDA to expand the Xyrem label to encompass improvement in the other primary symptoms of narcolepsy, specifically the reduction of excessive daytime sleepiness (EDS) and the improvement in fragmented nighttime sleep, in addition to the established efficacy of Xyrem in treating cataplexy. We expect that the FDA will take action on this sNDA in late 2005. If approved, this sNDA may provide an expanded indication which could increase the total available market opportunity for the product in excess of $250 million, however, there can be no assurance that such application will be approved by the FDA.

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

Bulk Drug Supply

Bulk drug substance is the active chemical compound used in the manufacture of our drug products. We currently have a single supplier for the supply of bulk drug substance used in Cystadane, Antizol and Antizol-Vet. If we were to lose a company as a supplier, we would be required to identify a new supplier for the bulk drug substance. We also currently use a single supplier for the supply of bulk drug substance used in Xyrem, which is expected to exceed 60% of our revenue in 2005. If we were to lose this company as a supplier, we would be required to identify a new supplier.  The contract with the manufacturer of the bulk drug substance for Antizol and Antizol-Vet was terminated in 2004, although the supplier will continue to provide bulk drug substance until May 2006. We have contracted with a new manufacturing source for this product and have begun the transfer of the manufacturing process. While we believe that this transfer will be completed in a timely manner and that there will be no interruption in the supply of our Antizol and Antizol-Vet, there can be no assurance that this process will be completed in the appropriate time period to ensure supply of inventory.

Drug Product Manufacture

From bulk drug substance, drug product manufacturers formulate a finished drug product and package the product for sale or for use in clinical trials. We also use a single supplier for drug product manufacturing of Antizol, Antizol-Vet and a different supplier has been authorized to manufacture Xyrem. If we were to lose either of these companies as a manufacturer, we would be required to identify a new manufacturer. We cannot assure you that our drug product manufacturing arrangements with either or both of these suppliers will not change. We have also decided to change the relationship with the manufacturer of finished drug product for Xyrem.  The supply agreement with the Xyrem finished drug product manufacturer has been extended to 2008.  The current manufacturer will continue to manufacturer the product; however, final packaging will be completed by an additional vendor.  We have identified a new source for this packaging and have executed an agreement for this service. There can be no assurance that any necessary manufacturing operations or regulatory supplements will be completed in the appropriate time period to ensure supply of inventory.

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

We have an agreement with a specialty pharmacy to distribute Xyrem. Xyrem is classified as a Schedule III controlled substance and approved under Subpart H of the FDA’s marketing authorization process, and distribution is strictly controlled. The specialty pharmacy is the only source through which Xyrem can be obtained. Distribution is governed by the FDA’s Subpart H regulations and complies with the risk-management controls jointly developed by Orphan Medical, the FDA, the Drug Enforcement Agency and law enforcement agencies. Every shipment of Xyrem is subject to stringent safeguards to ensure it reaches only individuals for whom it has been legitimately prescribed. Our contractor for this product also provides reimbursement management, patient assistance and information hotline services and specialty distribution and marketing services to physician practices with respect to Xyrem. The Company is in the process of extending this distribution agreement to July 31, 2007. We cannot assure you that the agreement will be extended on terms acceptable to the Company.

Our purchases of sodium oxybate, a schedule I DEA controlled substance, the active ingredient in Xyrem, for use in the production of Xyrem are subject to quotas that are published and approved by the U.S. Drug Enforcement Administration. Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of sodium oxybate that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  During our first fiscal quarter, there were no changes made in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 18, 2004, by and among the Company, Jazz Pharmaceuticals, Inc. and Twist Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2005).

10.1

Voting Agreement, dated as of April 18, 2005, by and among the Company, Jazz Pharmaceuticals, Inc. and Twist Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2005).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orphan Medical, Inc.
Registrant

Date	May 10, 2005	By	/s/ Timothy G. McGrath
Timothy G McGrath
Chief Financial Officer
(duly authorized officer and principal
financial officer)

INDEX TO EXHIBITS

Exhibit

2.1

Agreement and Plan of Merger, dated as of April 18, 2004, by and among the Company, Jazz Pharmaceuticals, Inc. and Twist Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2005).

10.1

Voting Agreement, dated as of April 18, 2005, by and among the Company, Jazz Pharmaceuticals, Inc. and Twist Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2005).

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